Form 10-Q
period 1995-04-30
BGS SYSTEMS INC
filed 1995-05-31
CIK 718976

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549



[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 1995

                                    OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
For the transition period from                    to
Commission File No. 0-12192


                             BGS Systems, Inc.


Massachusetts                                             04-2559993
(State of Incorporation)                              (I.R.S. Employer
                                                      Identification No.)

128 Technology Center Waltham, Massachusetts  02254
    (Address of principal executive offices)

Registrant's telephone number, including area code:  (617) 891-0000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes  X               No

Indicate the number of shares outstanding of each of the Issuer's classes of Common Stock, as of the latest practicable date.


Title of each class

Common stock, $.10 par value

Shares outstanding @ April 30, 1995..........................3,214,849











                             BGS Systems, Inc.

                             Table of Contents


Part I  Financial Information:

        Item 1 - Financial Statements:

                 Balance Sheets

                 Statements of Income

                 Statements of Cash Flows

                 Notes to Financial Statements

        Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II Other Information:

        Item 3 - Exhibits and Reports on Form 8-K

                 Signatures



































                       Part I Financial Information

Item 1. Financial Statements
                             BGS SYSTEMS, INC.
                        CONSOLIDATED BALANCE SHEETS
                                (Unaudited)

                                              April 30,          January 31,
                                                 1995               1995
                                             --------------------------------
ASSETS
Current Assets:
  Cash and cash equivalents                  $12,456,757         $ 9,084,622
  Marketable securities                        6,045,000           6,440,000
  Accounts receivable, less allowances of
    $365,000 at April 30, 1995 and January
    31, 1995 for doubtful accounts             8,602,634          12,458,895
  Prepaid expenses and other assets              965,699             768,125
  Costs and estimated earnings in excess of
    billings on uncompleted contracts               -                335,640
  Deferred income taxes                          201,031             201,031
Total current assets                          28,271,121          29,288,313

Capitalized software                             400,000             275,000

Equipment:
  Furniture and fixtures                       1,556,267           1,537,295
  Computer equipment                           5,810,775           5,473,725
                                               7,367,043           7,011,020
  Less accumulated depreciation                5,703,413           5,481,522
                                               1,663,629           1,529,498

Total Assets                                 $30,334,750         $31,092,811
                                            ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                           $   812,166         $ 1,247,818
  Accrued expenses                               496,239           1,005,153
  Accrued compensation and employee benefits   1,125,268           1,542,835
  Deferred revenue                            12,628,146          13,129,025
  Federal and state income taxes payable         452,015             429,380
  Dividends payable                              775,491                -
Total current liabilities                     16,289,326          17,354,211

Deferred income taxes                             16,057              16,057

Stockholders' equity:
  Common stock, $.10 par value-authorized
    10,000,000 shares; issued and outstanding
    3,214,849 shares                             321,486             321,486
  Capital in excess of par value              14,441,965          14,441,965
  Retained earnings                            2,431,340           2,109,638
  Equity adjustment from foreign currency
    translation                                 (526,785)           (511,907)
                                              16,668,006          16,361,182
  Less cost of 128,885 shares (83,264 shares
  in 1994) of common stock in treasury         2,638,639           2,638,639

Total stockholders' equity                    14,029,367          13,722,543

Total liabilities and stockholders' equity   $30,334,750         $31,092,811
                                            ============        ============

See Accompanying Notes to Financial Statements






                             BGS SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)
                                             Three Months Ended
                                                  April 30,
                                            1995           1994
                                        ---------------------------
REVENUES:

  License fees                          $ 4,108,930    $ 3,527,732
  Maintenance fees                        4,177,615      3,676,973
  Other                                     634,437        519,787
                                        ------------   ------------
                                          8,920,982      7,724,492
                                        ------------   ------------
COSTS AND EXPENSES:

  Sales and marketing                     2,741,956      2,285,613
  General and administrative                842,252        743,320
  Product development and maintenance     2,788,984      2,295,413
                                        ------------   ------------
                                          6,373,192      5,324,346
                                        ------------   ------------

OPERATING INCOME                          2,547,790      2,400,146

Investment income:
  Interest income, net                      199,475        125,681
  Other income                               81,703         90,332
                                        ------------   ------------
                                            281,178        216,013
                                        ------------   ------------

INCOME BEFORE TAXES                       2,828,968      2,616,159

  Income taxes                              956,285        878,642

NET INCOME                              $ 1,872,683    $ 1,737,517
                                        ============   ============

Net income per share                    $       .60    $       .55
                                        ============   ============

Weighted average number of shares
  outstanding                             3,101,964      3,144,856
                                        ============   ============

Net income per share: The computations of income per share are based on the weighted average number of shares of Common Stock outstanding during the periods, including the dilutive effect of stock options.

See Accompanying Notes to Financial Statements






                             BGS SYSTEMS, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)
                                                       April 30,
                                                 1995            1994
                                             -----------------------------
OPERATING ACTIVITIES:
  Net income                                 $ 1,872,683      $ 1,737,517
  Adjustment to reconcile net income to net
    cash provided by operating activities:
      Depreciation                               208,041          181,025
      Changes in operating assets and
      liabilities:
        Accounts receivable                    4,170,404        3,094,455
        Other current assets                     105,262          (31,152)
        Accounts payable and accrued expenses (1,384,027)         228,460
        Deferred revenue                        (635,525)        (816,032)
        Federal and state income taxes          (181,337)         666,756
        Foreign currency transaction             (55,219)          30,459
                                             ------------     ------------
Net cash provided by operating activities      4,100,282        5,091,488
                                             ------------     ------------
FINANCING ACTIVITIES:
Purchases of common stock for treasury                 0         (99,000)
Proceeds from issuance of common stock                 0               0
Dividends paid                                  (775,491)       (469,138)
                                             ------------     ------------
Net cash used in financing activities           (775,491)       (568,138)
                                             ------------     ------------

INVESTING ACTIVITIES:
Purchases of available-for-sale securities      (505,000)         -
Proceeds from maturity of available-for-sale
  securities                                     900,000          -
Additions to capitalized software costs         (125,000)         -
Additions to equipment                          (335,824)      (125,380)
(Increase) decrease in marketable securities        -        (1,554,643)

Net cash provided by (used in) investing     ------------    ------------
  activities                                     (65,824)    (1,680,023)
                                             ------------    ------------
Effect of exchange rate changes on cash and
  cash equivalents                               113,168         84,407
Net increase (decrease) in cash and cash
  equivalents                                  3,372,135      2,927,734
Cash and cash equivalents at beginning of
  year                                         9,084,622      7,109,425
                                             ------------    ------------
Cash and cash equivalents at end of year     $12,456,757    $10,037,159
                                             ============   ============

See Accompanying Notes to Financial Statements




                             BGS SYSTEMS, INC.
                       NOTES TO FINANCIAL STATEMENTS



I.   Accounting Comments

     With respect to the unaudited statements for the interim periods included in this report, management of the Company believes that all adjustments necessary for fair presentation of the results for such interim periods have been included.


     Reference is made to the registrant's Form 10-K Annual Report, filed with the Securities and Exchange Commission on April 17, 1995, which incorporates the financial statements and notes thereto, including a summary of significant accounting policies, for the fiscal years ended January 31, 1995 and January 31, 1994.


     The results for the interim periods are not necessarily indicative of the results for the entire year.

                                                                          7
FORM 10-Q

                               Part 1-Item 2

                             BGS SYSTEMS, INC.
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Material Changes in Results of Operations

Operating revenues for the first quarter of fiscal year 1996 increased 15% to $8,921,000. Revenue from license fees for the first quarter grew 16% to $4,109,000 from $3,528,000 last year. Sales of the Company's products for distributed systems helped the Company's domestic operations increase license fee revenue for the quarter. License fee revenue from the Company's international operations fell below last year's levels as our German operation continued to underperform and several large deals anticipated by other of the Company's international operations failed to close until after the period
ended.   The frequency of large software purchases by the Company's customers continues to impact the performance of one or more of the Company's operating units each quarter, and continues to be of concern because of the increased potential for unevenness in the total revenue of the Company for the foreseeable future.


Maintenance fees for the first quarter increased $501,000, or 14%, to
$4,178,000.   The higher cost of the Datacenter renewals and a slight
improvement in the domestic renewal rate in the periods prior to the current quarter were the principal factors in the increase. In the current quarter, the Company's domestic maintenance renewal rate was adversely impacted by the cancellation of a few large renewals. While the Company believes that it is too early to tell if this is a trend, it is of concern that continued budget cuts, the increased size of maintenance invoices, and datacenter closings may have a negative impact on maintenance fee revenue in future periods.


The Company has been experiencing a change in the mix of revenue from license and maintenance fees from its more mature products, which has been declining as a result of the consolidation of customer datacenters, the change to different computers (sometimes called "downsizing" or "rightsizing"), to the Company's newer replacement products (such as our Datacenter, Visualizer, Unix and AS/400 products) which continue to assist our customers with their capacity planning and performance management needs on their existing and additional computer systems.

                                                                          8
FORM 10-Q


Other revenue for the three month period increased 22% or $115,000 to $634,000 from $520,000 earned for the comparable period of fiscal year 1995. This growth was primarily the result of an increase in consulting revenue from work performed during the quarter. Usually, consulting revenue is earned at a comparable level from quarter to quarter as the Company does not seek to expand this business beyond the immediate requirements of its customers.


Aggregate costs and expenses for the three month period increased 20% to $6,373,000 from $5,324,000 during the comparable period last year. Sales and marketing expenses were higher as a result of increased marketing activity relating to the Company's new products and the higher level of commissionable revenue. Product development and maintenance expenses increased 22% primarily as a result of an increased investment in the development of both new products for distributed systems and the continued porting of the Company's UNIX based products to additional UNIX platforms.

Interest income grew 59% to $199,000 in the first quarter of fiscal year 1996, compared to $126,000 earned a year earlier. An increase in both interest rates and in the amount invested were the primary reasons for this growth.


Net income grew 8% and earnings per share grew 9% over last year's first quarter. The effective tax rate for both years was 34%.


Material Changes in Financial Condition/Liquidity


Cash increased $3,372,000 primarily as a result of the collections of fiscal year 1995 fourth quarter sales. The decrease in accounts receivable from January 31 is primarily due to the collection of outstanding accounts and the lower sales levels in the first quarter of the year versus the normal increased sales activity during the fourth quarter.

The Company's cash resources are considered sufficient to finance the Company's growth in the foreseeable future.

The Company declared two regular quarterly $.25 per share dividends during the quarter, one of which was paid in the quarter.

                                                                          9
FORM 10-Q



                             BGS SYSTEMS, INC.



    Part II. OTHER INFORMATION

    ITEM 6. Exhibits and Reports on Form 8-K

            (a) Exhibits.  The exhibits filed as part of this form 10-Q are listed on the Exhibit Index immediately preceding such exhibits and are incorporated herein by reference.

            (b) Form 8-K.  The Registrant did not file any reports on
                Form 8-K during the quarter for which this report is filed.

                             INDEX TO EXHIBITS

Exhibits

11 Statement regarding Computation
   of per share earnings

27 Financial Data Schedule
































































                             BGS SYSTEMS, INC.



SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       BGS Systems, Inc.
                                       128 Technology Center
                                       Waltham, Massachusetts  02254



Date: May 31, 1995                  By: /s/ Harold S. Schwenk, Jr.
                                       ------------------------------------
                                       Dr. Harold S. Schwenk, Jr.
                                       President and Chief Executive Officer
                                       (Principal Executive Officer)


Date: May 31, 1995                  By: /s/ Normand Bilodeau
                                       ------------------------------------
                                       Normand Bilodeau
                                       Chief Financial Officer
                                       (Principal Financial Officer)