Form 10-Q
period 1995-07-31
BGS SYSTEMS INC
filed 1995-09-07
CIK 718976

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549



[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended July 31, 1995

                                    OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

                       Commission File No. 0-12192


                             BGS SYSTEMS, INC.

         (Exact name of registrant as specified in its charter)


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes  X               No


Number of shares outstanding of each of the issuer's classes of common stock.

Common stock, $.10 par value

Shares outstanding @ July 31, 1995..........................3,214,849



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


Part II Other Information:

        Item 4 - Submission of Matters to a Vote of
                 Security Holders

        Item 6 - Exhibits and Reports on Form 8-K

                 Signatures





                       Part I Financial Information
Item 1. Financial Statements
                             BGS SYSTEMS, INC.
                        CONSOLIDATED BALANCE SHEETS
                                (Unaudited)

                                               July 31,          January 31,
                                                 1995               1995
                                           ----------------------------------
ASSETS
Current Assets:
  Cash and cash equivalents                  $13,660,605         $ 9,084,622
  Marketable securities                        5,645,000           6,440,000
  Accounts receivable, less allowances of
    $365,000 at July 31, 1995 and January
    31, 1995 for doubtful accounts             7,637,266          12,458,895
  Prepaid expenses and other assets            1,034,756             768,125
  Costs and estimated earnings in excess of
    billings on uncompleted contracts               -                335,640
  Deferred income taxes                          201,031             201,031
  Federal and state income taxes receivable
Total current assets                          28,178,658          29,288,313

Capitalized software                             525,000             275,000

Equipment:
  Furniture and fixtures                       1,593,512           1,537,295
  Computer equipment                           6,088,003           5,473,725
                                               7,681,515           7,011,020
  Less accumulated depreciation                5,939,168           5,481,522
                                               1,742,347           1,529,498

Total Assets                                 $30,446,005         $31,092,811
                                            ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                          $ 1,052,978         $ 1,247,818
  Accrued expenses                              414,048           1,005,153
  Accrued compensation and employee benefits    975,887           1,542,835
  Deferred revenue                           11,661,374          13,129,025
  Federal and state income taxes payable        263,242             429,380
Total current liabilities                    14,367,529          17,354,211

Deferred income taxes                            16,057              16,057

Stockholders' equity:
  Common stock, $.10 par value-authorized
    10,000,000 shares; issued and outstanding
    3,214,849 shares                            321,486             321,486
  Capital in excess of par value             14,366,949          14,441,965
  Retained earnings                           4,327,961           2,109,638
  Equity adjustment from foreign currency
    translation                                (588,650)           (511,907)
                                             18,427,746          16,361,182
  Less cost of 101,190 shares (83,264 shares
  in 1994) of common stock in treasury        2,365,327           2,638,639

Total stockholders' equity                   16,062,419          13,722,543

Total liabilities and stockholders' equity  $30,446,005         $31,092,811
                                            ============        ============

                              BGS SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)

                             Three Months Ended           Six Months Ended
                                  July 31,                    July 31,
                              1995         1994          1995           1994
REVENUES:

  License fees            $ 5,087,888   $ 3,983,773   $ 9,196,818  $ 7,511,505
  Maintenance fees          4,243,678     3,735,346     8,421,293    7,412,319
  Other                       375,818       450,942     1,010,255      970,729
                         ------------  ------------   ------------ ------------
                            9,707,384     8,170,061    18,628,366   15,894,553
                         ------------  ------------   ------------ -------------
COSTS AND EXPENSES:

  Sales and marketing       3,065,767     2,274,620     5,807,723    4,560,233
  General and administrative  883,698       842,125     1,725,950    1,585,444
  Product development and
    maintenance             3,151,670     2,622,803     5,940,654    4,918,216
                         ------------  ------------   ------------  ------------
                            7,101,135     5,739,548     13,474,327  11,063,893
                         ------------  ------------   ------------  ------------

OPERATING INCOME            2,606,249     2,430,513      5,154,039   4,830,660

Investment income:
  Interest income, net        215,302       184,208        414,777     309,889
  Other income                 92,352        25,825        174,055     116,157
                         ------------  ------------    ------------  -----------
                              307,654       210,033        588,832     426,046
                         ------------  ------------    ------------  -----------

INCOME BEFORE TAXES         2,913,903     2,640,546      5,742,871   5,256,706

  Income taxes              1,017,281       870,994      1,973,566   1,749,636

NET INCOME                $ 1,896,622   $ 1,769,552    $ 3,769,305 $ 3,507,070
                         ============  ============   ============  ============

Net income per share     $       .61   $       .57    $      1.21  $      1.12
                         ============  ============   ============  ============

Weighted average number of
  shares outstanding       3,123,413     3,108,176       3,119,817   3,126,498
                         ============  ============   ============  ============


Net income per share: The computations of income per share are based on the weighted average number of shares of Common Stock outstanding during the periods, including the dilutive effect of stock options.




                             BGS SYSTEMS, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                          July 31,
                                                    1995           1994
                                               -------------------------------
OPERATING ACTIVITIES:
  Net income                                   $ 3,769,305         $ 3,507,073
  Adjustment to reconcile net income to net
    cash provided by operating activities:
      Depreciation                                 442,930             383,823
      Changes in operating assets and
      liabilities:
        Accounts receivable                      5,155,630           2,299,870
        Other current assets                      (216,516)         (4,589,623)
        Accounts payable and accrued expenses   (1,411,764)            112,894
        Deferred revenue                        (1,564,918)         (1,200,857)
        Federal and state income taxes            (168,273)            535,244
        Foreign currency transaction              (107,235)              4,304
                                               ------------       ------------
Net cash provided by operating activities        5,899,159           1,052,728
                                               ------------       ------------
FINANCING ACTIVITIES:
Purchases of common stock for treasury             273,312          (1,132,200)
Proceeds from issuance of common stock             (75,016)          4,700,461
Dividends paid                                  (1,550,982)         (1,087,865)
                                               ------------       ------------
Net cash used in financing activities           (1,352,686)          2,480,396
                                               ------------       ------------

INVESTING ACTIVITIES:
Purchases of available-for-sale securities      (1,210,000)             -
Proceeds from maturity of available-for-sale
  securities                                     2,005,000              -
Additions to capitalized software costs           (250,000)
Additions to equipment                            (645,090)           (490,687)
(Increase) decrease in marketable securities          -               (449,597)

Net cash provided by (used in) investing       ------------       ------------
  activities                                      (100,090)           (940,284)
                                               ------------       ------------
Effect of exchange rate changes on cash and
  cash equivalents                                 129,600             155,077
Net increase (decrease) in cash and cash
  equivalents                                    4,575,983           2,747,917
Cash and cash equivalents at beginning of
  year                                           9,084,622           7,109,425
                                               ------------       ------------
Cash and cash equivalents at end of year       $13,660,605         $ 9,857,342
                                               ============       ============



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


Part I-Item 2

                             BGS SYSTEMS, INC.
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Material Changes in Results of Operations


Operating revenues for the first six months of fiscal year 1996 increased 17% over the prior year. Sales of the Company's newer UNIX products pushed license fee growth to 22% for the six-month period and 28% for the second quarter. Sales of the Company's Datacenter and Visualizer products kept pace with the prior year's demand. License fee revenue from the Company's international operations showed uneven improvement over the first quarters results. The Company's United Kingdom and Italian operations both posted strong results which were helped by several large orders, while our German operation continued to underperform. The frequency of large software purchases by the Company's customers continues to impact, either favorably or unfavorably, the performance of one or more of the Company's operating units each quarter, and continues to be of concern because of the increased potential for unevenness in the total revenue of the Company for the foreseeable future.


Maintenance fee revenue grew approximately 14% for both periods. While the renewal rate for the Company's newer products exceeds 90%, the Company continues to experience a high degree of nonrenewal for its more mature products. The Company is unsure if the growth experienced in the first two quarters of the current fiscal year in maintenance fee revenue will continue through the balance of the current fiscal year. Several customers who accounted for large sales of new products over the past few years have recently failed to renew large maintenance contracts with the Company. If this were to become a trend, it could adversely impact maintenance revenue in the latter part of the year. An additional concern of the Company is the renewals of the newer UNIX products. The Company is unsure if the renewal of these newer products will follow the model of its more mature product lines.


Other revenue for the six-month period was essentially even with the comparable period of the prior fiscal year. For the second quarter, other revenue declined 17% or $75,000 to $376,000 from $451,000 earned for the comparable period of the prior fiscal year. Usually, consulting revenue is earned at a comparable level from quarter to quarter as the Company does not seek to expand this business beyond the immediate requirements of its customers. The level of third party development contract revenue has reached a minimum maintenance level and is not expected to vary significantly over the next few quarters.



Aggregate costs and expenses for both the second quarter and the six-month period increased over 20%. Sales and marketing expenses were higher for both periods as a result of increased marketing activity relating to the Company's new products, especially introductory marketing expenses for the UNIX products, and the higher level of commissionable revenue. Product development and maintenance expenses increased approximately 20% for both periods primarily as a result of an increased investment in the development of both new products for distributed systems and the continued porting of the Company's UNIX based products to additional UNIX platforms. This level of expenditure is expected to continue through at least the end of the current fiscal year.


Interest income improved in both periods as a result of an increase in both interest rates and in the amount of funds invested. Other income improved as a result of currency exchange gains in the normal course of business. The Company does not enter into any forward exchange contracts.


Net income grew approximately 7% for both periods and earnings per share grew 8% for the six-month period and 7% for the second quarter. The effective tax rate for the second quarter and first six months increased slightly to 34% in the current fiscal year from 33% last fiscal year.


Material Changes in Financial Condition/Liquidity


Cash and marketable securities increased $3,780,000 primarily as a result of the collections of fiscal year 1995 fourth quarter sales and current year earnings. The decrease in accounts receivable from January 31 is primarily due to the collection of outstanding accounts and the lower sales levels in the first and second quarters of the current fiscal year versus the normal increased sales activity during the fourth quarter.


The Company's cash resources are considered sufficient to finance the Company's growth in the foreseeable future.




                             BGS SYSTEMS, INC.



    Part II. OTHER INFORMATION

    ITEM 4.  Submission of Matters to a Vote of Security Holders

(a), (c) At the Annual Meeting of Stockholders held on June 13, 1995, the stockholders of the Company voted to fix the number of directors at four and elected Harold S. Schwenk, Jr. to serve as the Class III director for a term of three years. The other directors whose terms continued after the meeting are Jeffrey P. Buzen and Paul R. Duncan (Class I directors whose terms expire at the Annual Meeting of Stockholders in 1996) and Judith N. Goldberg (Class II director whose term expires at the Annual Meeting of Stockholders in 1997).

A total of 2,891,809 shares were voted in favor of the election of Dr. Schwenk, with 1,404 votes withheld.

In addition, the stockholders of the Company approved the adoption of the 1995 Employee Stock Purchase Plan (the "Employee Stock Purchase Plan") as described in the Company's Proxy Statement (the "Proxy Statement") filed with the Commission on May 8, 1995. A complete description of the Employee Stock Purchase Plan is set forth on Exhibit A to the Proxy Statement which is hereby incorporated by reference.

A total of 2,657,050 shares voted in favor of such proposal with 190,344 shares opposed and 45,819 shares abstaining.






                            BGS SYSTEMS, INC.



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



Date:  September 7, 1995            By: /s/ Harold S. Schwenk, Jr.
                                    ---------------------------------
                                    Harold S. Schwenk, Jr.
                                    President and Chief Executive Officer




Date:  September 7, 1995            By: /s/ Normand Bilodeau
                                    ---------------------------------
                                    Normand Bilodeau
                                    Chief Financial Officer