Form 10-Q
period 1995-10-31
BGS SYSTEMS INC
filed 1995-12-13
CIK 718976

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549



[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended October 31, 1995

                                    OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

                       Commission File No. 0-12192


                             BGS SYSTEMS, INC.

         (Exact name of registrant as specified in its charter)


Massachusetts                                             04-2559993
(State of Incorporation)                              (I.R.S. Employer
                                                      Identification No.)

          128 Technology Center, Waltham, Massachusetts  02254-9111
                (Address of principal executive offices)

Registrant's telephone number, including area code:  (617) 891-0000

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

Common stock, $.10 par value

Shares outstanding @ October 31, 1995..........................3,214,849








                            BGS Systems, Inc.

                             Table of Contents


Part I  Financial Information:                                   Page No.

        Item 1 - Financial Statements:

                 Balance Sheets                                      3

                 Statements of Income                                4

                 Statements of Cash Flows                            5

                 Notes to Financial Statements                       6

        Item 2 - Management's Discussion and Analysis
                 of Financial Condition and Results
                 of Operations                                      7-8


Part II Other Information:


        Item 6 - Exhibits and Reports on Form 8-K                    9

                 Signatures                                         12






























                       Part I Financial Information
Item 1. Financial Statements
                             BGS SYSTEMS, INC.
                        CONSOLIDATED BALANCE SHEETS
                                (Unaudited)
                                              October 31,         January 31,
                                                  1995               1995
ASSETS
Current Assets:
  Cash and cash equivalents                  $11,013,194         $ 9,084,622
  Marketable securities                        6,295,000           6,440,000
  Accounts receivable, less allowances of
    $365,000 at October 31, 1995 and January
    31, 1995 for doubtful accounts             9,394,623          12,458,895
  Prepaid expenses and other assets            1,696,684             768,125
  Costs and estimated earnings in excess of
    billings on uncompleted contracts               -                335,640
  Deferred income taxes                          201,031             201,031
  Federal and state income taxes receivable
Total current assets                          28,600,532          29,288,313

Capitalized software                             650,000             275,000

Equipment:
  Furniture and fixtures                       1,609,806           1,537,295
  Computer equipment                           6,249,432           5,473,725
                                               7,859,238           7,011,020
  Less accumulated depreciation                6,189,427           5,481,522
                                               1,669,811           1,529,498

Total Assets                                 $30,920,343         $31,092,811
                                            ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                           $   890,549         $ 1,247,818
  Accrued expenses                               595,387           1,005,153
  Accrued compensation and employee benefits   1,414,794           1,542,835
  Deferred revenue                            10,390,507          13,129,025
  Federal and state income taxes payable         332,839             429,380
Total current liabilities                     13,624,076          17,354,211

Deferred income taxes                             16,057              16,057

Stockholders' equity:
  Common stock, $.10 par value-authorized
    10,000,000 shares; issued and outstanding
    3,214,849 shares                             321,486             321,486
  Capital in excess of par value              14,292,599          14,441,965
  Retained earnings                            5,497,842           2,109,638
  Equity adjustment from foreign currency
    translation                                 (583,240)           (511,907)
                                              19,528,687          16,361,182
  Less cost of 96,190 shares (83,264 shares
  in 1994) of common stock in treasury         2,248,477           2,638,639

Total stockholders' equity                    17,280,210          13,722,543

Total liabilities and stockholders' equity   $30,920,343         $31,092,811
                                            ============        ============

FORM 10-Q

                              BGS SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)

                             Three Months Ended            Nine Months Ended
                                October 31,                   October 31,
                             1995          1994          1995           1994
REVENUES:

  License fees            $ 5,262,032   $ 4,483,759    $14,458,851   $11,995,264
  Maintenance fees          4,176,412     3,611,852     12,597,705    11,024,171
  Other                       555,077       569,163      1,565,332     1,539,892
                         ------------  ------------   ------------  ------------
                            9,993,521     8,664,774     28,621,888    24,559,327
                         ------------  ------------   ------------  ------------
COSTS AND EXPENSES:

  Sales and marketing      3,143,656     2,550,476      8,951,379      7,110,709
  General and administrative 857,672       853,338      2,583,622      2,438,782
  Product development and
    maintenance              147,957     2,764,627      9,088,611      7,682,843
                         ------------  ------------   ------------  ------------
                           7,149,285     6,168,441     20,623,612     17,232,334
                         ------------  ------------   ------------  ------------

OPERATING INCOME           2,844,236     2,496,333      7,998,276      7,326,993

Investment income:
  Interest income, net       199,623       147,960        614,400        457,849
  Other income               (16,493)       11,782        157,561        127,939
                         ------------  ------------    ------------  -----------
                             183,130       159,742        771,961        585,788
                         ------------  ------------    ------------  -----------

INCOME BEFORE TAXES        3,027,366     2,656,075      8,770,237      7,912,781

  Income taxes             1,077,819       889,933      3,051,385      2,639,569

NET INCOME               $ 1,949,547   $ 1,766,142    $ 5,718,852    $ 5,273,212
                         ============  ============   ============  ============

Net income per share     $       .62   $       .57    $      1.83   $      1.69
                         ============  ============   ============  ============

Weighted average number of
  shares outstanding       3,138,938     3,104,240      3,126,190     3,119,079
                         ============  ============   ============  ============


Net income per share: The computations of income per share are based on the weighted average number of shares of Common Stock outstanding during the periods, including the dilutive effect of stock options.



FORM 10-Q


                             BGS SYSTEMS, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                       October 31,
                                                   1995          1994
                                             -----------------------------
OPERATING ACTIVITIES:
  Net income                                 $ 5,718,852         $ 5,273,212
  Adjustment to reconcile net income to net
    cash provided by operating activities:
      Depreciation                               696,590             588,448
      Changes in operating assets and
      liabilities:
        Accounts receivable                    3,457,926             808,505
        Other current assets                    (912,918)         (4,906,913)
        Accounts payable and accrued expenses   (941,674)            432,998
        Deferred revenue                      (2,831,165)           (957,870)
        Federal and state income taxes           (96,851)            272,604
        Foreign currency transaction             (91,848)             12,922
                                             ------------        ------------
Net cash provided by operating activities      4,998,912           1,523,906
                                             ------------        ------------
FINANCING ACTIVITIES:
Purchases of common stock for treasury           390,162            (950,140)
Proceeds from issuance of common stock          (149,366)          4,494,833
Dividends paid                                (2,330,647)         (1,705,100)
                                             ------------        ------------
Net cash used in financing activities         (2,089,851)          1,839,593
                                             ------------        ------------

INVESTING ACTIVITIES:
Purchases of available-for-sale securities    (2,260,000)             -
Proceeds from maturity of available-for-sale
  securities                                   2,405,000              -
Additions to capitalized software costs         (375,000)
Additions to equipment                          (829,338)          (628,324)
(Increase) decrease in marketable securities        -              (638,966)

Net cash provided by (used in) investing     ------------       ------------
  activities                                  (1,059,338)        (1,267,290)
                                             ------------       ------------
Effect of exchange rate changes on cash and
  cash equivalents                                78,852            249,378
Net increase (decrease) in cash and cash
  equivalents                                  1,928,572          2,345,587
Cash and cash equivalents at beginning of
  year                                         9,084,622          7,109,427
                                             ------------       ------------
Cash and cash equivalents at end of year     $11,013,194        $ 9,455,014
                                             ============       ============




FORM 10-Q


                             BGS SYSTEMS, INC.
                       NOTES TO FINANCIAL STATEMENTS



I.   Accounting Comments

     With respect to the unaudited statements for the interim periods included in this report, management of the Company believes that all adjustments necessary for fair presentation of the results for such interim periods have been included, and are of a normal recurring nature.


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








FORM 10-Q

                               Part 1-Item 2

                             BGS SYSTEMS, INC.
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Material Changes in Results of Operations

Operating revenues for the first nine months of fiscal year 1996 increased 17% over the prior year. Sales of the Company s newer UNIX products pushed license fee growth to 21% for the nine-month period and 17% for the third quarter. Sales of the Company s Datacenter and Visualizer products kept pace with the prior year s demand. License fee revenue from the Company's international operations showed improvement in the third quarter. The Company's German operations posted improved results, with the balance of the
Company's international operations continuing to show growth.   The timing and
frequency of large software purchases by the Company's customers continues to impact the performance of one or more of the Company's operating units each quarter, and continues to be of concern because of the increased potential for unevenness in the total revenue of the Company for the foreseeable future.

Maintenance fee revenue grew approximately 14% in the nine month period and 16% in the third quarter over the comparable periods of the prior year. The Company continues to experience a high degree of nonrenewal for its more mature products and an unpredictable and uneven renewal of some large maintenance contracts relating to the sales of newer products. If this were to continue, it will adversely impact maintenance revenue not only in the latter part of the year, but also in the next fiscal year. The Company is continuing to monitor the renewal of its newer UNIX products to determine if the renewal of these products will follow the model of its more mature product lines.

Other revenue for both the nine-month period and the third quarter was essentially even with the comparable periods of the prior fiscal year. Usually, consulting revenue is earned at a comparable level from quarter to quarter as the Company does not seek to expand this business beyond the immediate requirements of its customers. The level of third party development contract revenue continues at a minimum maintenance level and is not expected to vary significantly over the next few quarters.

Aggregate costs and expenses for the third quarter and the nine-month period increased 16% and 20% over the comparable periods of the prior year. Sales and marketing expenses were higher for both periods as a result of increased marketing activity relating to the Company's new products, especially introductory marketing expenses for the UNIX products, and the higher level of commissionable revenue. The level of growth in sales and marketing expenses moderated in the third quarter as some advertising programs were completed. Product development and maintenance expenses increased approximately 18% for the first nine months of the current fiscal year primarily as a result of an increased investment in the development of both new products for distributed systems and continued investment in the Company's mainframe products and the continued porting of the Company's UNIX based products to additional UNIX platforms.




FORM 10-Q


Gross margin, defined by the Company as net revenue less product development and maintenance expenses, decreased slightly to 68% or $19,533,000 for the nine-month period of the current fiscal year from 69% or $16,876,000 for the comparable period of the prior fiscal year. The gross margins for the first two quarters of the prior fiscal year were down primarily because of the UNIX product development costs that were incurred prior to the product's release. The gross margin for the third quarter of both fiscal years was 68%. Research and development costs were $3,910,000 for the first nine months of the current fiscal year versus $3,006,000 for the comparable period of the prior fiscal year. For the third quarter, research and development costs were $1,585,000 for the current year versus $1,317,000 for the prior year.

Interest income improved in both periods as a result of an increase in both interest rates and in the amount of funds invested. The Company does not enter into any forward exchange contracts.


Net income grew approximately 8% for the first nine months and 10% for the third quarter. Earnings per share grew 8% for the nine-month period and 9% for the third quarter. The effective tax rate increased slightly to 35% in the current fiscal year from 33% last fiscal year.


Material Changes in Financial Condition/Liquidity


Cash and marketable securities increased $1,800,000 primarily as a result of the collections of fiscal year 1995 fourth quarter sales and current year earnings. The decrease in accounts receivable from January 31 is primarily due to the collection of outstanding accounts and the lower sales levels in the first and second quarters of the current fiscal year versus the normal increased sales activity during the fourth quarter.


The Company entered into an agreement to purchase land and a building for its future headquarters. The agreement calls for the Company to complete the purchase by the end of the current calendar year. The purchase and cost of remodelling will require the outlay of approximately $8.7 million over the next twelve months. The lease for the Company's current headquarters expires on January 31, 1997. The Company does not expect that this purchase will have an impact on its dividend policy. For additional information relative to the Company's purchase of the property, reference is made to the Company's Form 8-K filed with the Commission on November 17, 1995.

The Company's cash resources are considered sufficient to finance the Company's growth in the foreseeable future.










FORM 10-Q



                            BGS SYSTEMS, INC.



ITEM 6. Exhibits and Reports on Form 8-K

            (a) Exhibits.  The exhibits filed as part of this Form 10-Q are listed on the Exhibit Index immediately preceding such exhibits and are incorporated herein by reference.

            (b) Form 8-K.  The Registrant did not file any reports on
                Form 8-K during the quarter for which this report is filed. The Registrant did file a report on Form 8-K on November 17, 1995, during the quarter in which this report is filed.













FORM 10-Q

                             INDEX TO EXHIBITS

Exhibits

11 Statement regarding Computation
   of per share earnings

27 Financial Data Schedule











FORM 10-Q


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



Date:  December 13, 1995            By: /s/ Harold S. Schwenk, Jr.
                                     ---------------------------------
                                         Harold S. Schwenk, Jr.
                                         President and Chief Executive Officer




Date:  December 13, 1995            By: /s/ Normand Bilodeau
                                     ---------------------------------
                                         Normand Bilodeau
                                         Chief Financial Officer