Form 10-K405
period 1996-01-31
BGS SYSTEMS INC
filed 1996-04-26
CIK 718976

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                   For the fiscal year ended January 31, 1996

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

           For the transition period from             to

                          Commission File No. 0-12192

                               BGS SYSTEMS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                            ------------------------

                 MASSACHUSETTS                                     04-2559993
           (STATE OF INCORPORATION)                   (IRS EMPLOYER IDENTIFICATION NUMBER)

            128 TECHNOLOGY CENTER, WALTHAM, MASSACHUSETTS 02254-9111
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (617) 891-0000

       SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

         COMMON STOCK, $.10 PAR VALUE                        THE NASDAQ STOCK MARKET
               (TITLE OF CLASS)                          (EXCHANGE ON WHICH REGISTERED)

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  YES /X/     NO / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in PART III of this Form 10-K or any amendment to this Form 10-K. /X/

     The aggregate market value of the registrant's voting stock held by non-affiliates (excluding shares as to which beneficial ownership is disclaimed by affiliates), as of March 15, 1996, was $40,712,264.

     Indicate the number of shares outstanding of the registrant's common stock, as of March 15, 1996:

         Common Shares: 3,123,729 (exclusive of 91,120 Treasury Shares)

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the proxy statement for the Annual Meeting of Stockholders to be held June 11, 1996 are incorporated by reference into Part III.
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

     BGS Systems, Inc., a Massachusetts corporation organized in 1975 (the "Company") designs, develops, markets and supports the BEST/1(R) Performance Assurance(R) line of performance management and capacity planning software products which can measure, analyze, report or predict the performance of a customer's computer system or network. These software products enable customers to make more efficient use of their existing hardware, software and computer personnel resources, and also to plan for the cost-effective expansion of their computer operations to meet growing demands. This process can result in substantial savings for the customer.

     The Company focuses on a single specialty: performance and capacity management software products. Many of the Company's products make use of proprietary performance modeling technology as well as intellectual data display technology, developed by the Company's research staff. The Company believes it is the leading supplier of computer performance and capacity management products.

  Industry Requirements

     The past few years have seen the accelerated usage of computer systems in large enterprises and in every aspect of business, from the desktop to the departmental client/server database to the corporate mainframe information warehouse. Typically, these systems are linked together by local and wide area communications facilities to form corporate-wide networks of often dissimilar hardware and software platforms. Increasingly, these diverse computing platforms are being used as components to deliver mission critical applications such as airline, hotel and automobile reservations, credit card authorizations, banking (especially automatic teller machines), stock market quotations and many others, on a 24-hour per day seven day-a-week basis.

  BGS Performance Assurance Product Functions

     Assuring good performance has become an integral part of managing these mission critical computing systems. Performance management requires software tools to monitor current performance, detect and report performance problems, analyze the causes of performance exceptions, and predict the effect of proposed hardware and software changes. The Company believes that BEST/1 Performance Assurance products cover the widest scope of functions including performance monitoring, reporting, exceptions, performance data base, trending, tuning and "What If?" modeling for capacity planning.

  BGS Products Support Multiple Computing Environments

     BGS Systems, Inc. and its BEST/1 Performance Assurance product family are widely known and recognized as industry leaders in the performance field. The Company believes that BEST/1 Performance Assurance tools cover the broadest range of computing environments including all of the major mainframe, midrange, and workstation platforms. BGS performance products support hardware platforms from leading vendors including IBM System/390 architecture MVS and VM mainframes, IBM AS/400 and OS/2 workstations, UNIX systems including versions from IBM, Hewlett-Packard and Sun, OpenVMS systems and IBM SNA networks. BGS Products introduced late in the year support performance management for Local Area Networks for Microsoft Windows NT, Novell, and TCP/IP environments.

  Custom Consulting Services

     The Company offers custom consulting services to those customers who request them. These consulting services are generally provided in those cases where a customer has an unusual business problem to solve which demands special expertise.

  Support Services

     All customers who license BGS products are entitled to subscribe to the annual maintenance services for an extra fee. The service includes product upgrades (such as enhancements to reflect new product releases and the correction of "bugs," if any), a "telephone hotline" for answering customers' questions, product training classes, and "Technical Release Notes" which are published periodically and made available to customers.

     Approximately 83% of the Company's customers subscribe to the annual maintenance services. The annual maintenance services are billed and payable in one lump sum at the beginning of each maintenance year.

  Principal Markets

     The Company's customers include manufacturers, banks, insurance companies, retailers, educational institutions, government agencies, health providers, transportation companies, service companies, telecommunications companies, utilities and several other categories of organizations. More than 32,000 products have been shipped. No individual customer has accounted for more than 10% of the Company's revenues in any of the past three fiscal years. License revenues from exports (which do not include sales by the Company's subsidiaries), all of which were billed in U.S. dollars, accounted for 4% of total revenue in 1996, 4% in fiscal year 1995 and 6% of total revenue in fiscal year 1994. See "Foreign and Domestic Operations and Export Sales." Inasmuch as the Company's products are designed for use with moderately expensive computer hardware equipment, most of its customers have the resources to make a substantial commitment to data processing and computer installations. Many of the companies in the 1996 Fortune directory of the 500 largest industrial corporations in the United States, as well as a number of the nation's largest insurance companies and financial institutions and federal and government agencies, are customers for one or more of the Company's products. The Company is expanding its foreign marketing and, to date, has made sales to over 200 major foreign companies.

  Marketing

     The Company generates market awareness and prospect leads for its products through a combination of direct mail, telemarketing, product seminars, attendance at appropriate trade groups, and through its product newsletter and technical papers.

     The Company sells its products through its own direct sales force in North America and through wholly owned BGS subsidiaries in the U.K., Germany, Italy, Australia and BGS Systems, Ltd.'s branches in France and Spain. Other global markets such as Latin America and the Pacific Rim are covered by third party distributors. IBM markets and sells BEST/1 for the AS/400 under a worldwide distribution agreement.

  World Wide Web Home Page

     In July, 1995 the Company established a publicly accessible Home Page on the Internet World Wide Web for Company product and financial information. BGS information can be obtained by reference to the World Wide Web URL http://www.bgs.com.

  New Strategic Alliances for Open Systems Marketplace

     Today's ever changing distributed client/server environments require close cooperation with leading hardware platform and applications vendors so that BGS' BEST/1 Performance Assurance products can keep up with rapidly evolving technology. Over the past few years, BGS has formed alliances with such key platform vendors as IBM, Hewlett-Packard, Sun, NCR, Sybase, Oracle, Informix, Siemens Nixdorf and Bull.

     In many cases, such alliances permit BGS to rapidly support more computer platforms and to obtain timely information about changes in existing platforms so that BGS products can properly represent the performance of the hardware, software and workloads in use by customers.

  New Network Products

     The Company invested heavily in the development of new local area network products. Early commercial versions were released late in fiscal 1996. As with most early versions, these products are not expected to generate significant revenue in the initial years. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation."

  Backlog

     Since orders are normally filled within one week of receipt, the Company does not typically maintain a significant backlog for its products except occasionally at the end of quarters.

  Research and Product Development

     Costs of software were $3,028,052 in 1996, $2,651,834 in 1995 and
$2,147,156 in 1994. Costs of maintenance and support were $6,471,298 in 1996, $5,426,111 in 1995 and $4,204,070 in 1994. Consulting, development contracts and other costs were $679,347 in 1996, $761,098 in 1995 and $1,106,439 in 1994. The
Company's research and development costs were $1,965,232 in 1996, $1,887,749 in 1995 and $1,649,392 in 1994. During fiscal year 1996, the Company capitalized $637,500 of software costs relating to products that will be released during the coming year and amortized $137,500 of previously capitalized software costs. The Company believes that its future success will depend on its ability to continue to improve its existing software products and to develop or acquire additional software products.

  Competition

     Management believes that it is the only company that has a related suite of performance and capacity modeling products covering all six major operating systems described above. However, the Company believes that approximately 5-15 companies compete directly with the Company in at least one product area.

     Those companies who have competing products include: Computer Associates, Boole and Babbage, Digital Equipment Corporation, Compuware Corporation, Candle Corporation, Hewlett-Packard, BMC Software, Landmark Systems Corporation and IBM. While none of these competitors has more than a narrow competitive offering, the Company believes that they do have a moderate (negative) impact on the Company's sales and require the Company to increase its marketing and sales efforts and expenditures in response.

     The Company (like several of its competitors) licenses products to and from other competitors for distribution to customers in combination with internally produced products ("co-opetition"). There is no assurance that the Company or the competitor-supplier or competitor-distributor will renew or extend these distribution agreements on expiration. One such smaller competitor, for example, has notified the Company of its intent not to renew, while larger competitors have renewed and extended repeatedly. This co-opetition has not materially adversely affected the Company to date, but may become a larger uncertainty in the future.

     Each hardware supplier (IBM, HP, SUN, DEC, NCR) from time to time, changes its operating systems, computer hardware, and monitor data. Since its inception, the Company has successfully adapted its products to accommodate these changes but there is no assurance that it will be able to do so in the future. The Company has designed into its products a number of facilities to ease the task of maintaining compatibility.

     The Company believes that the important considerations for potential purchasers of the products are product capabilities, reputation for reliability and customer service, integration and breadth of the product line, the continual flow of new product features, the financial stability of the Company, and, to a lesser extent, price.

  Product Protection

     The Company generates new revenue through the sales of software licenses. These licenses do not transfer title to the products, they "license" the right to use the products for a period of time and under conditions controlled by the Company's Master License Agreement.

     The Company regards its software as proprietary and attempts to protect it with copyrights, trade secret laws and internal and external non-disclosure safeguards as well as restrictions on disclosure and transferability incorporated in its software license agreements. Despite these restrictions, it may be possible for competitors or users to copy aspects of the Company's products or to obtain information which the Company regards as its trade secrets. The Company believes that the rapid pace of technological change in the computer industry makes patent or copyright protection of less significance than such factors as the knowledge and experience of management and personnel and the Company's ability to develop, enhance, market and acquire new systems and services.

  Employees

     As of January 31, 1996, the Company and consolidated subsidiaries employed 242 people, 194 domestically and 48 internationally.

  Working Capital Requirements

     The Company's business has not thus far required working capital significantly in excess of levels considered normal in the computer software industry.

  Government Contracts

     The Company does not believe that any material portion of its business is subject to renegotiation of profits or termination of contracts at the election of the United States government.

  Foreign and Domestic Operations and Export Sales

     In fiscal years 1984, 1990, 1992, and 1994, the Company established subsidiaries in the United Kingdom, Germany, Italy, and Australia respectively. In fiscal years 1992 and 1994, BGS Systems, Ltd. established branches in France and Spain respectively. Export revenues (which do not include revenues from sales and service by these Company subsidiaries) were $1,780,826 in 1996, $1,468,641 in fiscal year 1995 and $1,716,785 in fiscal year 1994. These revenues were derived from sales and service by the Company's network of independent distributors. A description of revenues, profits and assets attributable to the operations of the Company's international subsidiaries is set forth in Note 8 to the Company's Consolidated Financial Statements beginning on page 26 of this Form 10-K.

ITEM 2.  PROPERTIES

     The Company's corporate offices, consisting of approximately 46,000 square feet of leased office space, are located at 128 Technology Center, in Waltham, Massachusetts. The lease expires in January 1997.

     On October 26, 1995, the Company executed a Contract of Sale for the purchase of the land, building and improvements (collectively the "Property") known as 580 Winter Street, Waltham, Massachusetts. The closing for the Property took place on December 28, 1995. The land consists of approximately 4.45 acres improved by an 80,000 s.f. single-story, brick building. The Company intends to use the Property primarily as its world-wide headquarters and to lease portions of it to tenants from time to time. The new facility will accommodate a substantial increase in the number of employees. The Property is listed on the Massachusetts Department of Environmental Protection's List of Confirmed Disposal Sites and Locations to be Inspected. It has been inspected by a Licensed Site Professional under the Massachusetts Contingency Plan, and a LSP Opinion was filed. A Notice of Audit Findings/Notice of Non-Compliance ("Notice") challenged the LSP Opinion and required the submission of a revised one. The Licensed Site Professional submitted a revised LSP Opinion, responding to and disagreeing with the Notice. Under the Massachusetts Contingency Plan, state inspection is performed by "privatized inspectors" who become certified by the State as "Licensed Site Professionals." Their opinions may be audited by the Department of Environmental Protection for a period of five years from the date of filing of the Report. See the Company's Reports on 8-K filed on November 17 and December 28, 1995. Based on the information available to the Company and discussed in those Reports, the Company does not believe that compliance with Federal, State and local provisions which have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment will have a material effect upon the capital expenditures, earnings or competitive position of the Company. As noted in said Reports on Form 8-K, the Company expects to use some of its current assets which may include cash, cash equivalents, and/or marketable securities to fund the entire acquisition, renovation, refurbishment and relocation costs (expected to be in the approximate range of $9.0 million).

     In addition, the Company leases office space under operating leases expiring in various years through 1998. The Company's subsidiaries lease office space in the United Kingdom, Germany, Italy, Australia, France and Spain. Total rent expense amounted to $1,672,590 in 1996, $1,558,353 in 1995 and $1,472,377
in 1994.

ITEM 2A.  EXECUTIVE OFFICERS OF THE REGISTRANT


     Set forth below is certain information with respect to the executive officers of the Company during the fiscal year 1996 or at March 29, 1996.


                     NAME                    AGE          POSITION WITH THE COMPANY
    ---------------------------------------  ---   ---------------------------------------
    Harold S. Schwenk, Jr..................  54    Chief Executive Officer, Chairman of
                                                   the Board of Directors, President and
                                                   Director
    Jeffrey P. Buzen.......................  52    Chief Scientist, Senior Vice President,
                                                   Treasurer, Clerk and Director
    James S. McGuire.......................  52    Chief Operating Officer
    Normand Bilodeau.......................  46    Chief Financial Officer
    John P. Pryor..........................  53    Vice President, Marketing and Sales
    C. Russel Hansen, Jr...................  49    Vice President and General Counsel

     HAROLD S. SCHWENK, JR. has served as President and Director of the Company since it was founded in 1975, and as Chief Executive Officer since 1983. He also served as the Chief Financial Officer until September 13, 1984, and was the acting Chief Financial Officer from April 1985 to April 1990. Dr. Schwenk received his Ph.D. in Applied Mathematics from Harvard University in 1972.

     JEFFREY P. BUZEN is Chief Scientist, Treasurer and Senior Vice President of the Company and has served as Clerk and Director of the Company since it was founded in 1975. Dr. Buzen developed the mathematical techniques upon which many of the Company's products are based. In addition to his work at the Company, Dr. Buzen has held faculty positions at Harvard and Brown Universities and has published numerous articles on the theory and practice of capacity management. Dr. Buzen received a Ph.D. in Applied Mathematics from Harvard University in 1971.

     JAMES S. MCGUIRE was named Chief Operating Officer in November 1990. From 1986, when Mr. McGuire joined BGS, until his promotion, he served as Vice President of Sales and Marketing and Vice President, Product Development. Mr. McGuire received his B.A. in Economics and Classics from Holy Cross College in 1965.

     NORMAND BILODEAU, CPA was appointed Chief Financial Officer in April 1990. Mr. Bilodeau joined the Company in 1984 and prior to his promotion held the position of Controller. From March 1983 until he joined BGS, he was the Manager of General Accounting for the Boston Consulting Group. Mr. Bilodeau received his B.S. in accounting from Bryant College in 1976.

     JOHN PRYOR has been Vice President, Marketing and Sales since September 1995. He joined the Company in February 1995 as Vice President for International Operations. From September 1990 until he joined BGS, he was Vice President of Sales for NYNEX Information Resources Co. where he was responsible for sales and service of NYNEX directory advertising throughout the New England states. Mr. Pryor received his B.A. in Economics and Business from Wagner College in 1965 and his M.B.A. from Fairleigh Dickinson University in 1971.

     C. RUSSEL HANSEN, JR. has been counsel to the Company since 1982, at which time he was a senior partner at Hale and Dorr. He left Hale and Dorr to start his own firm on January 1, 1991 and then joined BGS as Vice President and General Counsel on February 1, 1992. On January 1, 1995 he founded Van Rensselaer Press (corporate governance publishing) and became its publisher-editor. In March of 1996, he founded The Governance Institute (corporate governance consulting) and became its managing director. Mr. Hansen received his A.B. from Harvard College in 1968 and his J.D. from Harvard Law School in 1972.

ITEM 3.  LEGAL PROCEEDINGS

     There are no pending legal proceedings to which the Company is a party or to which any of its property is subject other than ordinary routine litigation incidental to its business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company did not submit any matter during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

     The Company's common stock trades on the Nasdaq National Market tier of The Nasdaq Stock MarketSM under the symbol: BGSS.

     Dividends on the Registrant's common stock are declared by the Board of Directors and normally paid to shareholders as of the record dates in April, July, October and January.


     Information on market prices and dividends is set forth below:

                            COMMON STOCK SALE PRICES

                                                              FY 1996             FY 1995
                                                           -------------       -------------
                       FISCAL QUARTER                      HIGH      LOW       HIGH      LOW
    -----------------------------------------------------  ----      ---       ----      ---
    First................................................   30 1/4   24  3/4    27       20  1/2
    Second...............................................   34       28  1/2    26 1/4   20  3/4
    Third................................................   38 1/4   32         25 1/4   22 1/4
    Fourth...............................................   41       34  3/4    28       22


                              CASH DIVIDENDS PAID

                              FISCAL QUARTER                             1996        1995
    -------------------------------------------------------------------  -----       -----
    First..............................................................  $ .25       $ .15
    Second.............................................................  $ .25       $ .20
    Third..............................................................  $ .25       $ .20
    Fourth*............................................................  $ .25       $ .25
                                                                         $1.25       $1.40
                                                                          ----        ----
              TOTAL....................................................  $2.25       $2.20
                                                                          ====        ====

- ---------------

* In addition to the regular quarterly dividend, the Board of Directors authorized the payment of a special dividend of $1.25 and $1.40 per share in the fourth quarters of FY 1996 and 1995, respectively.


     As of March 29, 1996, there were 220 holders of record of the Company's common stock.


ITEM 6.  SELECTED FINANCIAL DATA

                                                           YEARS ENDED JANUARY 31
                                       --------------------------------------------------------------
                                          1996         1995         1994         1993         1992
                                       ----------   ----------   ----------   ----------   ----------
                                             (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)
Operating Revenue....................  $   41,056   $   35,381   $   32,052   $   30,322   $   25,338
Cost and Expenses....................      29,627       24,798       22,589       21,456       17,420
Investment Income....................         932          812        1,088        1,345          921
                                       ----------   ----------   ----------   ----------   ----------
Income Before Income Taxes...........      12,360       11,395       10,551       10,211        8,839
                                       ----------   ----------   ----------   ----------   ----------
Net Income...........................       7,982        7,405        7,195        6,727        5,785
                                       ----------   ----------   ----------   ----------   ----------
Net Income Per Share
     Primary.........................        2.55         2.38         2.23         2.10         1.82
     Fully Diluted...................        2.55         2.38         2.23         2.09         1.80
                                       ----------   ----------   ----------   ----------   ----------
Dividends Per Share..................  $     2.25   $     2.20   $     2.00   $     2.59   $     1.60
Weighted Average
     Shares Outstanding..............   3,132,045    3,116,610    3,223,269    3,206,382    3,178,636
Working Capital......................  $    7,220   $   11,934   $   12,301   $   13,366   $   13,305
Total Assets.........................      35,381       31,093       28,192       27,914       27,275
Long-Term Debt.......................          --           --           --           --           --
Stockholders' Equity.................      14,961       13,723       13,784       14,706       14,813
                                       ==========   ==========   ==========   ==========   ==========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

  Material Changes in Results of Operations

     Fiscal year 1996 operating revenues increased 16% to $41,056,000 over the prior year's $35,381,000. License fee revenue grew 18%, maintenance revenue and consulting, development contracts and other revenue both grew 13%. Operating revenues for the prior fiscal year had increased 10% over fiscal year 1994's $32,052,000.

     The Company's domestic operations posted solid gains in license fee revenue on a combination of renewed strength in the Company's traditional MVS mainframe product offerings, such as the Datacenter products, and continued acceptance and growth in sales of the Company's newer UNIX product offerings. The Company's continued rollout and enhancement of its numerous UNIX variants resulted in some installation problems at the beginning of the year which resulted in slower first half growth in this product line. Enhancements released in July and August improved the installation process and removed some barriers to sales. The Company released its first product for local area networks at the end of the fourth quarter of fiscal year 1996. The timing of this release precluded this product from having an impact on license revenue for the year. Although interest in this product has been strong, it is too early to determine if this new product will have a material positive impact on future revenue growth.

     License fee revenue from the Company's international operations grew 17% primarily on the strength of the Company's UNIX products. France, Australia, Italy and the Company's independent distributors as a group all posted increases in license fee revenue for the year. None of these operations accounted for more than 10% of the Company's license fee revenue. License fees from the Company's operations in the United Kingdom were below the levels of the prior fiscal year primarily as a result of staffing changes. The Company's German operations rebounded in the latter half of the year and posted a gain in license fee revenue over the prior fiscal year. The Company cautions that while the Company is hopeful that this improvement will continue, it would be premature to attempt to predict that it will.

     The Company continued to expand its UNIX based product offerings throughout the year and now offers products for up to seventeen iterations of major UNIX operating systems. License fee revenue from the Company's new Open Systems products for UNIX, AS/400, and Open VMS accounted for over 41% of the fiscal year 1996's license fee revenue. As we have been predicting, the erosion of license fee revenue from the older Crystal, VM and SNA Network products continued and these products accounted for only 2% of the Company's license fee revenue.

     Revenue from maintenance fees grew 13% over fiscal year 1995 which had posted a 12% increase over fiscal year 1994. As with license fee revenue, the Company continues to experience deterioration in the maintenance fees from the Crystal, VM and SNA network product lines. We expect that this trend will not only continue but that this deterioration will accelerate in future years. The cancellation of several large maintenance contracts had an adverse impact on the domestic renewal rate for the current year. The Company is concerned that the renewal of high dollar value maintenance contracts will require some customers to go through a higher level approval process that will result in some of these maintenance contracts being canceled. The effect of this plus the lack of historical trends for the maintenance renewal of the newer UNIX products has hampered the Company's ability to reasonably ascertain any trend in the maintenance fee revenue for the next year. The domestic maintenance renewal rate was adversely impacted by the aforementioned cancellation of a number of large maintenance contracts. The Company's average maintenance renewal rate was 83% as compared to the 87% renewal rate experienced in the prior fiscal year and 84% experienced in fiscal year 1994. The current year impact of the Company's tiered pricing policy instituted during fiscal year 1991 continued to increase maintenance revenue by approximately 5% of the Company's MVS renewals.

     Consulting, development contracts and other revenue increased 13% primarily as a result of an increase in third party consulting contracts and revenues for customer training courses. Consulting, development contracts and other revenue for fiscal year 1995 had declined 33% as the development contracts previously entered into by the Company were completed as scheduled. These contracts have been accounted for on the percentage of completion method. The Company expects that it will receive only a minimal amount of revenue from these development contracts in the future. Third party consulting contracts and "for pay" training courses are primarily done for the convenience of the Company's existing or potential customers.

     Fiscal year 1996's aggregate costs and expenses of $29,627,000 increased 19% over last year's $24,798,000. The cost of software increased 14% or $376,000 to $3,028,000 over fiscal year 1995's cost, which had increased 24% over fiscal year 1994's cost. The additional expense for both years was the result of an increase in the number of products being developed. Gross margins on software licenses were approximately 86% for all three years. The Company plans to continue to increase its investment in developing new products for both new and existing markets. The cost of providing maintenance and support for the Company's expanding product lines resulted in costs increasing 19% or $1,045,000 and squeezed maintenance margins to 62% down from 64% last year and 69% the year before. The continued expansion of the number and breadth of products offered by the Company may continue to exert pressure on these margins over the next few years.

     The cost of consulting, development contracts and other revenue has declined over the past two years. The reduced level of work on the outside product development contracts and revenue from lower cost items such as third party consulting contracts combined to reduce costs and increase margins in this area. As some of the costs in this area, such as the cost of for pay training, is tied to revenue that is done more for the convenience of the Company's customers than as a growth oriented product line, the costs may vary substantially with the type of revenue recognized during any period. The Company is examining the possibility of expanding its consulting practice, as distinguished from its third party consulting and training, and will increase its investment in that area in the future. During fiscal year 1996 the Company capitalized $637,500 of software costs relating to products that will be released during the coming year and amortized $137,500 of previously capitalized software costs. The Company has continued to expand its investment in the development of new technology and plans to continue this trend for the foreseeable future.

     Sales and marketing expenses increased 26% to $13,496,000 as a result of a higher level of commissionable revenue, marketing costs relating to the rollout of new products and an expansion of the direct sales force. The Company expects these costs to continue to increase as it proceeds with the launch of additional products and expands its sales force to accelerate revenue growth. General and administrative costs grew 19% over the prior year. The growth in the staffing levels with a related increased cost of hiring, increased costs of benefits and additional overhead costs were the principal causes of this increase. As the Company strives to accelerate its revenue growth it will continue to have to invest in its infrastructure which will increase general and administrative costs.

     Operating income increased 8% to $11,428,000. The operating margin percentage was 28%, down from the 30% for both fiscal year 1995 and fiscal year 1994.

     Investment income increased 15% on a higher average of funds invested throughout the year. Investment income had declined $275,000 in fiscal year 1995 from the prior year's level. The Company expects that fiscal year 1997 investment income will be below the levels of fiscal year 1996 as the Company uses additional funds to renovate its new headquarters.

     The effective tax rate for fiscal years 1996 and 1995 was 35% versus 32% for fiscal year 1994. The tax rate for the past two years was higher than 1994's rate primarily as a result of reduced utilization of research and development tax credits, which is an incremental tax credit based upon the excess of qualifying expenditures over a base amount. The research and development tax credit expired in fiscal year 1996 and Congressional attempts to extend it have not yet been successful. This could result in an increase in the effective tax rate for the Company for future periods.

     Net income increased 8% over fiscal year 1995 which had increased 3% over fiscal year 1994. The Company's expenses relating to the rollout of new products grew faster than revenue during the year. The Company expects future period revenue growth will be greater than the growth in expenses. Earnings per share increased to $2.55 from $2.38 per share in fiscal year 1995 which had increased from $2.23 per share in fiscal year 1994.

  Material Changes in Financial Condition/Liquidity

     Cash and marketable securities decreased $3,256,000 to $12,268,000 at January 31, 1996. Cash produced by earnings was offset by dividends declared and paid in the amount of $7,009,000 and the purchase of a building that will serve as headquarters for the Company. The Company declared and paid four regular quarterly dividends of $.25. Additionally, the Company paid a special dividend in the amount of $1.25. The Company had increased the rate of the regular quarterly dividend twice during fiscal year 1995 to its current rate of $.25 per share.

     Accounts receivable increased $1,704,000 to $14,163,000 primarily as a result of an increased level of sales in the fourth quarter and an increase in billing of maintenance fee revenue that will be recognized in future periods. Deferred revenue increased $1,953,000 to $15,082,000 from $13,129,000 at January 31, 1995 as a result of the increase in fourth quarter license fee revenue and the increase in invoiced maintenance. This represents maintenance already invoiced for future periods and the portion of the first year's software license fee that relates to training and support services that will be provided by the Company over the course of the next year.

     Working capital declined $4,714,000 to $7,220,000 at January 31, 1996. The payment of dividends, the purchase of computer equipment used in product development and the purchase of a new corporate headquarters all contributed to the decline in working capital.

     The Company invests principally in short-term certificates of deposit, money market funds, and high grade municipal bonds. The Company's cash resources are considered sufficient to finance the Company's growth in the foreseeable future.

  Trends and Uncertainties

     The environment of rapid technological change and intense competition which is characteristic of the software development industry results in frequent new products and evolving industry standards. The Company's continued success depends on its ability to enhance current products and develop new products on a timely basis which keep pace with the changes in technology, evolving industry standards and increasingly sophisticated customer needs. The Company currently derives a significant portion of its revenue from licenses and related maintenance fees of its Datacenter and UNIX product lines. As a result, any factor adversely impacting sales of Datacenter or UNIX would have a material adverse effect on the Company. The Company continued to invest heavily in the development of its new products, particularly in the network and UNIX areas. The success of these products will depend on the Company's ability to successfully market these products to both its traditional customer base and to new companies who are not familiar with the Company's existing products.

     As previously noted, we do not know if the improvement in the German subsidiary's revenues is temporary, the maintenance renewal area remains uncertain and the impact of the trend of unpredictable co-opetition is difficult to assess.

     The trend toward larger, unpredictable orders has continued for several years. Although this trend increases both the difficulty of forecasting revenue from quarter to quarter and the likelihood of uneven quarterly revenues, the Company has not experienced an unfavorable trend in quarterly revenue to date.

     The Company's recent purchase of land and buildings near its current location in Waltham, Massachusetts for use as its world-wide headquarters creates less uncertainty regarding capacity of working space but adds a new area of uncertainty relating to the ownership, upkeep, productive utilization and environmental and other legal compliance of commercial property owners in the Route 128 Technology Region.

     The Company does not expect inflation and price changes to have a material effect on its operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial information required by Item 8 is contained in Item 14 of
Part IV (page 12) of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     The response to this item is furnished in Item 2A contained in Part I of this Form 10-K captioned "EXECUTIVE OFFICERS OF THE REGISTRANT." The name, age and background information for each of the Company's directors and nominees are incorporated herein by reference to the section of the Company's Proxy Statement for its 1996 Annual Meeting of Shareholders captioned "ELECTION OF DIRECTORS" and "COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES AND EXCHANGE ACT OF 1934."

ITEM 11.  EXECUTIVE COMPENSATION

     Information on compensation of the Company's executive officers and directors is incorporated herein by reference to the sections of the Company's Proxy Statement for its 1996 Annual Meeting of Shareholders captioned: "MEETINGS AND COMMITTEES," COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION," REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS ON EXECUTIVE COMPENSATION," EXECUTIVE COMPENSATION," CERTAIN TRANSACTIONS," "OPTION GRANTS IN LAST FISCAL YEAR," "AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END VALUES," AND GRAPHICAL COMPARISONS OF COMMON STOCK TO MARKET INDICES."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

     The number of Common Shares of the Company beneficially owned by each five percent shareholder, director or current nominee for director, and by all directors and officers as a group as of April 15, 1996 is incorporated herein by reference to the sections of the Company's Proxy Statement for its 1996 Annual Meeting of Shareholders captioned "SECURITY OWNERSHIP BY CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" and "ELECTION OF DIRECTORS."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information concerning transactions with management, certain business relationships and indebtedness of management is incorporated herein by reference to the section of the Company's Proxy Statement for its 1996 Annual Meeting of Shareholders captioned "CERTAIN TRANSACTIONS."

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K.

     (a)(1) Financial Statements

          The following consolidated financial statements of BGS Systems, Inc. and subsidiaries are included in Item 8 and set forth on pages 15 through 27 of this Report.

             Report of Ernst & Young LLP, Independent Auditors

             Consolidated Balance Sheets -- January 31, 1996 and 1995

             Consolidated Statements of Income -- years ended January 31, 1996, 1995, and 1994

             Consolidated Statements of Stockholders' Equity -- years ended January 31, 1996, 1995 and 1994

             Consolidated Statements of Cash Flows -- years ended January 31, 1996, 1995 and 1994

             Notes to Consolidated Financial Statements (Including Supplementary
        Data)

     (a)(2) The following consolidated financial statement schedule is included in Item 14(d):

          Schedule II                 Valuation Accounts                 Page 28

          All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

     (a)(3) Listing of Exhibits

          Exhibits required by 14(a)(3) and 14(c) are shown in the "Exhibit Index" on pages 29 to 30 of this Report.

     (b) Reports on Form 8-K

          The Company has filed two reports on Form 8-K during the last quarter of the period covered by this Report reporting the purchase of the Property for its new corporate headquarters, scheduled for occupancy in January 1997. The reports were filed on November 17 and December 28, 1995.

     (c) Exhibits

          The exhibits as shown in the "Exhibit Index" (pages 29-30) are filed as part of this Report.

          Each management contract or compensatory plan or arrangement is identified as such in the Exhibit Index herein incorporated, and such identification is so herein incorporated.

     (d) Other Financial Statements

          There are no financial statements required to be filed by Regulation S-X which are excluded from the annual report to shareholders by Rule 14a-3(b).

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          BGS SYSTEMS, INC.

Date: April 24, 1996                      By: /s/  HAROLD S. SCHWENK, JR.
                                            ------------------------------------
                                                   Harold S. Schwenk, Jr.
                                            Chairman of the Board, President and
                                                  Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


       By: /s/  HAROLD S. SCHWENK, JR.                      Date: April 24, 1996
- -------------------------------------------------
             Harold S. Schwenk, Jr.
      Chairman of the Board, President and
             Chief Executive Officer
          (Principal Executive Officer)

      By: /s/  C. RUSSEL HANSEN, JR. for                    Date: April 24, 1996
- -------------------------------------------------
                Jeffrey P. Buzen
                    Director

      By: /s/  C. RUSSEL HANSEN, JR. for                    Date: April 24, 1996
- -------------------------------------------------
                 Paul R. Duncan
                    Director

      By:       /s/  C. RUSSEL HANSEN, JR. for              Date: April 24, 1996
- -------------------------------------------------
               Judith N. Goldberg
                    Director

      By: /s/  NORMAND BILODEAU                             Date: April 24, 1996
- -------------------------------------------------
                Normand Bilodeau
             Chief Financial Officer
  (Principal Financial and Accounting Officer)

                           ANNUAL REPORT ON FORM 10-K

                      ITEM 14(a)(1) AND (2); 14(c) AND (d)
                  FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS
                          YEAR ENDED JANUARY 31, 1996

                               BGS SYSTEMS, INC.
                             WALTHAM, MASSACHUSETTS

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
BGS Systems, Inc.

     We have audited the accompanying consolidated balance sheets of BGS Systems, Inc. and subsidiaries as of January 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended January 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BGS Systems, Inc. and subsidiaries at January 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          ERNST & YOUNG LLP

Boston, Massachusetts
March 14, 1996

                       BGS SYSTEMS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                            JANUARY 31
                                                                    ---------------------------
                                                                       1996            1995
                                                                    -----------     -----------
                                            ASSETS
Current assets:
  Cash and cash equivalents.......................................  $11,228,411     $ 9,084,622
  Marketable securities...........................................    1,040,000       6,440,000
  Accounts receivable, less allowance of $365,000 in 1996
     and 1995 for doubtful accounts...............................   14,162,823      12,458,895
  Prepaid expenses and other assets...............................      951,033         768,125
  Costs and estimated earnings in excess of billings on
     uncompleted contracts........................................                      335,640
  Deferred income taxes...........................................      257,398         201,031
                                                                    -----------     -----------
          Total current assets....................................   27,639,665      29,288,313
Capitalized software..............................................      775,000         275,000
Property, plant and equipment, net................................    6,966,134       1,529,498
                                                                    -----------     -----------
          Total assets............................................  $35,380,799     $31,092,811
                                                                    ===========     ===========
                                          LIABILITIES
Current liabilities:
  Accounts payable................................................  $ 1,343,665     $ 1,247,818
  Accrued expenses................................................    1,162,102       1,005,153
  Accrued compensation and employee benefits......................    2,197,567       1,542,835
  Deferred revenue................................................   15,082,034      13,129,025
  Income taxes payable............................................      421,159         429,380
  Billings in excess of costs and estimated earnings on
     uncompleted contracts........................................      213,110               0
                                                                    -----------     -----------
          Total current liabilities...............................   20,419,637      17,354,211
Deferred income taxes.............................................                       16,057
Commitments and contingencies
Stockholders' equity:
  Common stock, $.10 par value-authorized 10,000,000 shares;
     issued and outstanding 3,214,849 shares in 1996 and 1995.....      321,486         321,486
  Capital in excess of par value..................................   14,387,404      14,441,965
  Retained earnings...............................................    3,082,920       2,109,638
  Equity adjustment from foreign currency translation.............     (700,680)       (511,907)
                                                                    -----------     -----------
                                                                     17,091,130      16,361,182
  Less cost of 91,120 shares (112,885 shares in 1995)
     of common stock in treasury..................................    2,129,968       2,638,639
                                                                    -----------     -----------
Total stockholders' equity........................................   14,961,162      13,722,543
                                                                    -----------     -----------
Total liabilities and stockholders' equity........................  $35,380,799     $31,092,811
                                                                    ===========     ===========

                            See accompanying notes.

                       BGS SYSTEMS, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                 YEAR ENDED JANUARY 31
                                                      -------------------------------------------
                                                         1996            1995            1994
                                                      -----------     -----------     -----------
Revenues:
  License fees......................................  $21,975,611     $18,516,896     $15,904,035
  Maintenance fees..................................   16,967,017      14,990,795      13,365,257
  Consulting, development contracts and other.......    2,112,904       1,872,842       2,783,047
                                                      -----------     -----------     -----------
                                                       41,055,532      35,380,533      32,052,339
Costs and expenses:
  Cost of software..................................    3,028,052       2,651,834       2,147,156
  Cost of maintenance and support...................    6,471,298       5,426,111       4,204,070
  Cost of consulting, development contracts and
     other..........................................      679,347         761,098       1,106,439
  Sales and marketing...............................   13,495,746      10,706,677      10,417,638
  General and administrative........................    3,987,697       3,364,635       3,064,261
  Research and development..........................    1,965,232       1,887,749       1,649,392
                                                      -----------     -----------     -----------
                                                       29,627,372      24,798,104      22,588,956
                                                      -----------     -----------     -----------
Operating income....................................   11,428,160      10,582,429       9,463,383
Investment income...................................      932,174         812,277       1,087,629
                                                      -----------     -----------     -----------
Income before income taxes..........................   12,360,334      11,394,706      10,551,012
Income taxes........................................    4,378,417       3,989,407       3,355,953
                                                      -----------     -----------     -----------
Net income..........................................  $ 7,981,917     $ 7,405,299     $ 7,195,059
                                                      ===========     ===========     ===========
Net income per share................................  $      2.55     $      2.38     $      2.23
                                                      ===========     ===========     ===========

                            See accompanying notes.

                       BGS SYSTEMS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                          COMMON STOCK           CAPITAL IN
                                                     -----------------------      EXCESS OF       RETAINED
                                                      SHARES        AMOUNT        PAR VALUE       EARNINGS
                                                     ---------     ---------     -----------     -----------
BALANCE AT JANUARY 31, 1993........................  3,214,849     $ 321,486     $14,419,361     $   607,426
Shares issued under employee stock purchase and
  stock option plans...............................                                  (59,344)
Tax benefit related to exercise of stock options...                                  208,423
Dividends declared ($2.00 per share)...............                                               (6,289,312)
Net income.........................................                                                7,195,059
Translation adjustment.............................
Purchase of common stock for treasury..............
                                                     ---------      --------     -----------     -----------
BALANCE AT JANUARY 31, 1994........................  3,214,849       321,486      14,568,440       1,513,173
Shares issued under employee stock purchase and
  stock option plans...............................                                 (148,601)
Tax benefit related to exercise of stock options...                                   22,126
Dividends declared ($2.20 per share)...............                                               (6,808,834)
Net income.........................................                                                7,405,299
Translation adjustment.............................
Purchase of common stock for treasury..............
                                                     ---------      --------     -----------     -----------
BALANCE AT JANUARY 31, 1995........................  3,214,849       321,486      14,441,965       2,109,638
Shares issued under employee stock purchase and
  stock option plans...............................                                 (125,661)
Tax benefit related to exercise of stock options...                                   71,100
Dividends declared ($2.25 per share)...............                                               (7,008,635)
Net income.........................................                                                7,981,917
Translation adjustment.............................
                                                     ---------      --------     -----------     -----------
BALANCE AT JANUARY 31, 1996........................  3,214,849     $ 321,486     $14,387,404     $ 3,082,920
                                                     =========      ========     ===========     ===========

                                                 EQUITY ADJUSTMENT
                                                   FROM FOREIGN            TREASURY STOCK
                                                     CURRENCY          -----------------------
                                                    TRANSLATION        SHARES        AMOUNT           TOTAL
                                                 -----------------     -------     -----------     -----------
BALANCE AT JANUARY 31, 1993....................      $(488,947)         22,610     $  (153,620)    $14,705,706
Shares issued under employee stock purchase and
  stock option plans...........................                        (38,846)        560,830         501,486
Tax benefit related to exercise of stock
  options......................................                                                        208,423
Dividends declared ($2.00 per share)...........                                                     (6,289,312)
Net income.....................................                                                      7,195,059
Translation adjustment.........................        (72,424)                                        (72,424)
Purchase of common stock for treasury..........                         99,500      (2,464,926)     (2,464,926)
                                                     ---------         -------     -----------     -----------
BALANCE AT JANUARY 31, 1994....................       (561,371)         83,264      (2,057,716)     13,784,012
Shares issued under employee stock purchase and
  stock option plans...........................                        (23,579)        551,277         402,676
Tax benefit related to exercise of stock
  options......................................                                                         22,126
Dividends declared ($2.20 per share)...........                                                     (6,808,834)
Net income.....................................                                                      7,405,299
Translation adjustment.........................         49,464                                          49,464
Purchase of common stock for treasury..........                         53,200      (1,132,200)     (1,132,200)
                                                     ---------         -------     -----------     -----------
BALANCE AT JANUARY 31, 1995....................       (511,907)        112,885      (2,638,639)     13,722,543
Shares issued under employee stock purchase and
  stock option plans...........................                        (21,765)        508,671         383,010
Tax benefit related to exercise of stock
  options......................................                                                         71,100
Dividends declared ($2.25 per share)...........                                                     (7,008,635)
Net income.....................................                                                      7,981,917
Translation adjustment.........................       (188,773)                                       (188,773)
                                                     ---------         -------     -----------     -----------
BALANCE AT JANUARY 31, 1996....................      $(700,680)         91,120     $(2,129,968)    $14,961,162
                                                     =========         =======     ===========     ===========

                            See accompanying notes.

                       BGS SYSTEMS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 YEAR ENDED JANUARY 31
                                                      -------------------------------------------
                                                         1996            1995            1994
                                                      -----------     -----------     -----------
Operating activities
Net income..........................................  $ 7,981,917     $ 7,405,299     $ 7,195,059
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization.....................      959,606         787,436         573,283
  Amortization of capitalized software..............      137,500
  Gain on sales of available-for-sale securities....      (18,117)        (33,179)       (387,297)
  Deferred income taxes.............................      (72,424)        (54,638)            839
  Changes in operating assets and liabilities:
     Accounts receivable............................   (1,946,918)     (1,648,942)     (1,497,139)
     Costs and estimated earnings in excess of
       billings on uncompleted contracts............      548,750        (306,000)        401,360
     Other current assets...........................      (98,856)       (230,439)       (136,389)
     Accounts payable and accrued expenses..........    1,052,300         105,138        (136,596)
     Deferred revenue...............................    2,043,830       2,036,458       1,515,663
     Income taxes...................................      105,367         576,196         424,273
                                                      -----------     -----------     -----------
Net cash provided by operating activities...........   10,692,955       8,637,329       7,953,056
Investing activities
Purchases of available-for-sale securities..........   (3,060,000)     (9,305,000)
Proceeds from maturity of available-for-sale
  securities........................................    3,905,000       4,075,000
Proceeds from sale of available-for-sale
  securities........................................    4,573,117       4,221,912
Decrease in marketable securities...................                                    1,235,343
Additions to property, plant and equipment..........   (6,403,427)       (758,436)       (922,576)
Additions to capitalized software costs.............     (637,500)       (275,000)
                                                      -----------     -----------     -----------
Net cash provided (used) by investing activities....   (1,622,810)     (2,041,524)        312,767
Financing activities
Purchases of common stock for treasury..............                   (1,132,200)     (2,464,926)
Proceeds from issuance of common stock..............      383,010         402,676         501,486
Dividends paid......................................   (7,008,635)     (6,808,834)     (6,289,312)
                                                      -----------     -----------     -----------
Net cash used in financing activities...............   (6,625,625)     (7,538,358)     (8,252,752)
Effect of exchange rate changes on cash and cash
  equivalents.......................................     (300,731)        217,750         (25,595)
                                                      -----------     -----------     -----------
Net increase (decrease) in cash and cash
  equivalents.......................................    2,143,789        (724,803)        (12,524)
Cash and cash equivalents at beginning of year......    9,084,622       9,809,425       9,821,949
                                                      -----------     -----------     -----------
Cash and cash equivalents at end of year............  $11,228,411     $ 9,084,622     $ 9,809,425
                                                      ===========     ===========     ===========

                            See accompanying notes.

                       BGS SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 1996

1.  SIGNIFICANT ACCOUNTING POLICIES

  Business

     The environment of rapid technological change and intense competition which is characteristic of the software development industry results in frequent new products and evolving industry standards. The Company's continued success depends on its ability to enhance current products and develop new products on a timely basis which keep pace with the changes in technology, evolving industry standards and increasingly sophisticated customer needs. The Company currently derives a significant portion of its revenue from licenses and related maintenance fees of its Datacenter and UNIX product lines. As a result, any factor adversely impacting sales of Datacenter or UNIX would have a material adverse effect on the Company.

  Principles of Consolidation

     The consolidated financial statements include the accounts of BGS Systems, Inc. (the Company) and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

  Use of Estimates

     The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Estimates used in the preparation of the Company's consolidated financial statements include, but are not limited to: allowance for doubtful accounts, revenue recognition and associated deferrals and amortization periods of capitalized software.

  Foreign Currency Translation

     The balance sheet accounts of the foreign subsidiaries are translated into U.S. dollars at current exchange rates; revenue and expense accounts are translated at average exchange rates during the period. Translation gains and losses are included in a separate component of stockholders' equity. Transaction gains and losses, which are immaterial, are included in income.

  Revenue Recognition

     License fees, which include fees from initial leases, are recognized as revenue as follows: The portion which relates to maintenance, enhancements and training of customer personnel for a one-year period is deferred and is recognized ratably over such period. The remaining portion is recognized at the time the computer tapes are delivered. Fees from maintenance and lease renewal contracts are recognized ratably over the contract periods.

     Revenues from long-term contracts are recognized on the percentage of completion method. Earned revenue is based on the percentage that incurred costs to date bear to total estimated costs after giving effect to the most recent estimates of total cost. The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the year in which these changes become known. Earned revenue reflects the original contract price adjusted for agreed upon claim and change order revenue, if any. Losses expected to be incurred on jobs in process, after consideration of estimated minimum recoveries from claims and change orders, are charged to income as soon as such losses are known. Progress billings in accounts receivable are currently due in accordance with contract terms.

                       BGS SYSTEMS, INC. AND SUBSIDIARIES

  Cash Equivalents

     Cash equivalents consist of certificate of deposits, money market funds, and similar investments with maturities of three months or less at the date of acquisition. The cost of all cash and cash equivalents approximates fair market value due to the short maturity of the instruments.

  Marketable Securities

     Effective February 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Statement 115 establishes the accounting and reporting requirements for all debt securities and for investments in equity securities that have readily determinable fair value. All affected investment securities must be classified as one of the following; held-to-maturity, available-for-sale or trading. Held-to-maturity securities are carried at amortized cost. Available-for-sale securities are carried at fair value, with unrealized holding gains and losses reported as a separate component of stockholders' equity. Trading securities are carried at fair value, with unrealized holding gains and losses reported in the income statement. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in investment income. Interest and dividends on securities classified as available-for-sale are included in investment income.

     In accordance with the statement, prior period financial statements have not been restated. The adoption of statement 115 had an immaterial impact on stockholder's equity at February 1, 1994.

  Concentration of Credit Risk

     Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash and cash equivalents, marketable securities and accounts receivable. The Company invests its excess cash primarily in high quality securities and limits the amount of credit exposure to any one financial institution. The investment policy limits the Company's exposure to concentration of credit risk and changes in market conditions.

     The Company provides credit in the normal course of business, and accordingly, performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. These allowances when realized, have been within the range of management's expectations. Credit risk on trade receivables is minimized as a result of the large and diverse nature of the Company's worldwide customer base.


  Property, Plant and Equipment

     Property, plant and equipment is stated on the basis of cost. Depreciation is computed by use of the straight-line method over the following estimated useful lives:

        Building.......................................................      39.5 years
        Furniture and fixtures.........................................   6 to 10 years
        Computer equipment and software................................    3 to 5 years

  Capitalized Software

     Certain software development costs are capitalized when incurred. Capitalization of software development costs begins upon the establishment of technological feasibility. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, technological feasibility, anticipated future gross revenues, estimated economic life and changes in software and hardware technologies. The Company capitalized $637,500 and $275,000 of software development costs during 1996 and 1995. Total amortization of capitalized software was $137,500 in 1996. There was no

                       BGS SYSTEMS, INC. AND SUBSIDIARIES
amortization in 1995. During 1994, the Company did not capitalize or amortize any software costs as the costs incurred after technological feasibility was established were not significant.

     Amortization of capitalized software development costs is provided on a product-by-product basis at the greater of the amount computed using (a) the ratio of current gross revenues for a product to the total of current and anticipated future gross revenues or (b) the straight-line method over the remaining estimated economic life of the product, not to exceed two years.

     All other research and development expenditures are charged to research and development expense in the period incurred.

  Income Taxes

     The Company provides for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Under Statement 109, the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

  Stock Based Compensation

     The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and intends to continue to do so. Accordingly, no compensation expense is recognized for the stock option grants.

  Net Income per Share of Common Stock

     Net income per share of Common Stock is based on the weighted average number of common shares and common equivalents outstanding during each year (3,132,045 shares in 1996, 3,116,610 shares in 1995 and 3,223,269 shares in
1994).

     Fully diluted earnings per share does not differ materially from primary earnings per share.

  Reclassifications

     Certain amounts in 1995 and 1994 with respect to cost of software; maintenance and support; and consulting, development contracts and other, have been reclassified to permit comparison.

  New Accounting Standards

     The Company has not yet adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of ", which will require adoption in Fiscal 1997. The Company does not expect adoption of the new standard to have a material impact on its consolidated financial position or results of operations.

     In October 1995, Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" was issued which prescribes accounting and reporting standards for all stock-based compensation plans. Under Statement 123, companies are encouraged, but not required, to adopt the fair value method of accounting for such plans. Companies can elect to continue to follow the intrinsic value method of accounting under Accounting Principles Board Opinion No. 25, but are required to disclose the pro forma information regarding stock-based compensation plans under the fair value method required by Statement
123. The Company will be required to adopt Statement 123 in fiscal 1997.

                       BGS SYSTEMS, INC. AND SUBSIDIARIES

2.  MARKETABLE SECURITIES

     At January 31, 1996 and 1995 the Company's marketable securities consist of $1,040,000 and $6,440,000 of tax free municipal bonds classified as available-for-sale, respectively. Due to the nature of the securities, fair value approximates cost at January 31, 1996 and 1995, and, accordingly, no unrealized gains or losses are reflected in stockholder's equity. Gross realized gains from sales of available-for-sale securities were $18,117 in 1996 and $33,179 in 1995. The cost of securities sold is based on the specific identification method. Based upon contractual maturities, all securities held at January 31, 1996 are scheduled to mature in 1997.

3.  EMPLOYEE BENEFITS

  Profit-Sharing Retirement Plan

     The Company has a profit-sharing retirement plan covering all employees and officers who are at least 21 years of age and have completed at least one year of service with the Company. Contributions under the plan are discretionary and may not exceed 15% of the total compensation paid to all eligible participants each year. Contributions were $50,000 for each year 1996, 1995 and 1994.

  Stock Option Plan

     In 1994, the Company adopted the 1993 Stock Option Plan (the Plan). Under the Plan, 150,000 shares of the Company's Common Stock are available for grant to employees. Option prices and exercise periods are determined by the Board of Directors on the date of grant. All options granted under the Plan become exercisable in installments over a two-to five-year period commencing one year from the date of grant.

  Outside Director Stock Option Plan

     In 1994, the Company adopted the 1993 Outside Director Stock Option Plan (the Director's Plan). The Company has reserved 40,000 shares of Common Stock under the Director's Plan. The Director's Plan authorizes a one time automatic grant of options to acquire 10,000 shares of Common Stock as an initial award for being an outside Director. Additionally, the Director's plan also authorizes the automatic grant to purchase 2,000 shares of Common Stock as an annual award to outside Directors. Options granted under the initial award are exercisable ratably over a five-year period. Options granted under the annual award become exercisable on the date of the fifth annual meeting of stockholders following the date of grant. All options expire ten years from the date of grant and have an exercise price equal to 115% of the fair market value of the Company's Common Stock on the date of grant.


     Additional information relating to the Stock Option Plan and the Outside
Director Stock Option Plan is as follows:


                                              1996                   1995                   1994
                                       ------------------     ------------------     ------------------
                                                  AVERAGE                AVERAGE                AVERAGE
                                                  OPTION                 OPTION                 OPTION
                                       SHARES      PRICE      SHARES      PRICE      SHARES      PRICE
                                       -------    -------     -------    -------     -------    -------
Outstanding at beginning of year.....  251,640    $ 28.35     220,640    $ 28.35     222,912    $ 24.83
Granted..............................   59,000      35.56      39,000      32.22      24,000      37.81
Expired or canceled..................  (15,000)     32.22
Exercised............................   (7,000)      8.50      (8,000       9.52     (26,272)      7.08
                                       -------    -------     -------    -------     -------    -------
Outstanding at end of year...........  288,640    $ 31.19     251,640    $ 28.35     220,640    $ 28.35
                                       =======                =======                =======
Exercisable at end of year...........  131,640                107,640                 72,640
Available for future grants..........   80,000                127,000                166,000

                       BGS SYSTEMS, INC. AND SUBSIDIARIES

EMPLOYEE STOCK PURCHASE PLAN

     In 1996, the Company adopted the 1995 Employee Stock Purchase Plan (the
Plan), as the 1990 Employee Stock Purchase Plan expired on June 30, 1995. Under the Plan, an aggregate of 30,000 shares of Common Stock are reserved for purchase by qualified employees, at 85% of the appropriate market price. The Plan has a term of two years with 7,500 shares being offered for purchase in semiannual offerings. The Plan provides that qualified employees may authorize payroll deductions from 1% to 10% of their base pay to purchase shares at the lower of the market price in effect on the day the offering starts or the day the offering terminates. If more than 7,500 shares qualify to be purchased in an offering, employees receive shares on a pro rata basis. The Company issued the following shares under the Plans: 9,695 shares and 5,070 shares at prices of $18.70 and $28.05, respectively, in fiscal year 1996; 6,787 shares and 8,792 shares at prices of $22.10 and $20.08, respectively, in fiscal year 1995; 6,305 shares and 6,269 shares at prices of $27.20 and $22.95, respectively, in fiscal year 1994.

4.  PROPERTY, PLANT AND EQUIPMENT


     Property plant and equipment consists of the following at January 31:

                                                                    1996            1995
                                                                 -----------     ----------
    Land.......................................................  $ 2,258,360
    Building...................................................    3,037,777
    Furniture and fixtures.....................................    1,607,098     $1,537,295
    Computer equipment.........................................    6,488,993      5,473,725
                                                                 -----------     -----------
                                                                  13,392,228      7,011,020
    Less accumulated depreciation..............................    6,426,094      5,481,522
                                                                 -----------     -----------
                                                                 $ 6,966,134     $1,529,498
                                                                 ===========     ===========

     During 1996, the Company purchased land and a building for $5,296,137 for use as the Company's future corporate headquarters.

5.  LEASES


     The Company leases office space under operating leases expiring in various years through 2001. Most of the leases include renewal options. Future minimum payments under non cancelable operating leases with initial or remaining terms of one year or more are as follows:

                                                                               OPERATING
                                                                                 LEASES
                                                                               ----------
    1997.....................................................................  $1,365,164
    1998.....................................................................     290,418
    1999.....................................................................     145,819
    2000.....................................................................      64,947
    2001.....................................................................      64,586
                                                                               ----------
    Total minumun lease payments.............................................  $1,930,934
                                                                               ==========

     Total rent expense amounted to $1,672,590 in 1996, $1,558,353 in 1995 and $1,472,377 in 1994.

                       BGS SYSTEMS, INC. AND SUBSIDIARIES

6.  SUPPLEMENTARY INCOME STATEMENT INFORMATION


     Consulting, development contracts and other consists of the following:

                                                        1996           1995           1994
                                                     ----------     ----------     ----------
    Software development contracts.................  $  500,000     $  566,867     $1,178,640
    Consulting fees................................   1,046,174      1,093,419      1,315,739
    Other..........................................     566,730        212,556        288,668
                                                     ----------     ----------     ----------
                                                     $2,112,904     $1,872,842     $2,783,047
                                                     ==========     ==========     ==========

     Expenses incurred with regard to software development contracts were $177,266, $203,135 and $453,680 for 1996, 1995 and 1994, respectively.

7.  INCOME TAXES


     For financial reporting purposes, income before income taxes includes the following components:

                                                     1996            1995            1994
                                                  -----------     -----------     -----------
    Pretax income:
      Domestic..................................  $11,368,217     $10,775,901     $10,468,940
      Foreign...................................      992,117         618,805          82,072
                                                  -----------     -----------     -----------
                                                  $12,360,334     $11,394,706     $10,551,012
                                                  ===========     ===========     ===========


     The provision for income taxes reflected in the statement of income consists of the following:

                                                        1996           1995           1994
                                                     ----------     ----------     ----------
    Currently payable:
      Federal......................................  $3,342,801     $3,076,102     $2,704,839
      State........................................     809,617        744,272        602,232
      Foreign......................................     298,423        223,671         48,043
                                                     ----------     ----------     ----------
                                                      4,450,841      4,044,045      3,355,114
    Deferred.......................................     (72,424)       (54,638)           839
                                                     ----------     ----------     ----------
                                                     $4,378,417     $3,989,407     $3,355,953
                                                     ==========     ==========     ==========


     A reconciliation of the federal statutory rate to the effective income tax rate follows:

                                                                     1996     1995     1994
                                                                     ----     ----     ----
    Federal statutory rate.........................................  35.0%    34.0%    34.0%
    State taxes, less federal benefit..............................   4.2      4.3      3.8
    Tax-exempt interest............................................  (1.4)    (1.4)    (1.6)
    Research and development credit................................  (1.4)    (2.1)    (4.5)
    Other..........................................................  (1.0)     0.2      0.1
                                                                     ----     ----     ----
    Effective tax rate.............................................  35.4%    35.0%    31.8%
                                                                     ====     ====     ====

                       BGS SYSTEMS, INC. AND SUBSIDIARIES


     Significant components of the Company's deferred tax liabilities and assets as of January 31 are as follows:

                                                                     1996          1995
                                                                   ---------     ---------
    Deferred tax liabilities:
      Tax over book depreciation.................................                $ (16,057)
                                                                   ---------     ---------
              Total deferred tax liabilities.....................                  (16,057)
    Deferred tax assets:
      Net operating loss carry forwards..........................  $ 479,686       507,162
      Allowance for doubtful accounts............................    120,207       120,207
      Vacation accrual...........................................     92,648        80,824
      Book over tax depreciation.................................     44,543
                                                                   ---------     ---------
              Total deferred tax assets..........................    737,084       708,193
    Less: Valuation allowance for deferred tax assets............   (479,686)     (507,162)
                                                                   ---------     ---------
                                                                   $ 257,398     $ 184,974
                                                                   =========     =========

     At January 31, 1996, the Company's German subsidiary had net operating loss carry forwards of $1 million for income tax purposes. For financial reporting purposes, a valuation allowance of $479,686 has been recognized to offset the deferred tax assets related to those carry forwards.

     The Company made income tax payments of $4,111,689, $3,356,683 and $2,845,031 in fiscal years 1996, 1995 and 1994, respectively.


8.  BUSINESS SEGMENT AND FOREIGN OPERATIONS

                                                    UNITED                    OTHER
                                     DOMESTIC      KINGDOM       GERMAN     INTERNATIONAL
                                    OPERATIONS    OPERATIONS   OPERATIONS   OPERATIONS   ELIMINATION   CONSOLIDATED
                                    -----------   ----------   ----------   ----------   -----------   ------------
Year ended January 31, 1996:
  Revenues........................  $26,553,132   $8,107,290   $4,015,292   $2,379,818                 $ 41,055,532
  Transfers between geographic
    areas.........................    6,229,301                                          $ 6,229,301
                                    -----------   ----------   ----------   ----------   -----------   ------------
                                    $32,782,433   $8,107,290   $4,015,292   $2,379,818   $ 6,229,301   $ 41,055,532
                                    ===========   ==========   ==========   ==========   ===========   ============
  Income (loss) from operations...  $10,765,831   $  465,537       37,460   $  159,332                 $ 11,428,160
                                    ===========   ==========   ==========   ==========   ===========   ============
  Assets..........................  $25,908,218   $4,881,019   $2,436,489   $2,155,073                 $ 35,380,799
                                    ===========   ==========   ==========   ==========   ===========   ============
Year ended January 31, 1995:
  Revenues........................  $22,953,987   $7,467,369   $3,156,421   $1,802,756                 $ 35,380,533
  Transfers between geographic
    areas.........................    5,287,758                                          $ 5,287,758
                                    -----------   ----------   ----------   ----------   -----------   ------------
                                    $28,241,745   $7,467,369   $3,156,421   $1,802,756   $ 5,287,758   $ 35,380,533
                                    ===========   ==========   ==========   ==========   ===========   ============
  Income (loss) from operations...  $10,208,424   $  408,915      (28,932)  $   (5,979)                $ 10,582,428
                                    ===========   ==========   ==========   ==========   ===========   ============
  Assets..........................  $21,397,863   $6,171,723   $1,708,233   $1,814,992                 $ 31,092,811
                                    ===========   ==========   ==========   ==========   ===========   ============

                       BGS SYSTEMS, INC. AND SUBSIDIARIES

                                                    UNITED                    OTHER
                                     DOMESTIC      KINGDOM       GERMAN     INTERNATIONAL
                                    OPERATIONS    OPERATIONS   OPERATIONS   OPERATIONS   ELIMINATION   CONSOLIDATED
                                    -----------   ----------   ----------   ----------   ----------    -----------
Year ended January 31, 1994:
  Revenues........................  $22,777,096   $4,941,405   $3,240,983   $1,092,855                 $ 32,052,339
  Transfers between geographic
    areas.........................    4,285,954                                          $ 4,285,954
                                    -----------   ----------   ----------   ----------   -----------   ------------
                                    $27,063,050   $4,941,405   $3,240,983   $1,092,855   $ 4,285,954   $ 32,052,339
                                    ===========   ==========   ==========   ==========   ===========   ============
  Income (loss) from operations...  $ 9,446,928   $   65,362   $   (5,751)  $  (43,156)                $  9,463,383
                                    ===========   ==========   ==========   ==========   ===========   ============
  Assets..........................  $22,136,486   $3,485,097   $1,459,022   $1,111,273                 $ 28,191,878
                                    ===========   ==========   ==========   ==========   ===========   ============

     The Company operates in one business segment -- the sale of computer software and related services.

     The Company's foreign operations are subject to certain economic and regulatory risks and uncertainties specific to each geographic region. Such risks and uncertainties could disrupt the Company's foreign operations and have a material impact on the Company's financial results.

     Transfers to affiliates are made at prices above the Company's cost and include charges for freight and handling.

     Export revenues were $1,780,826 in 1996, $1,468,641 in 1995 and $1,716,785 in 1994.

9.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                             FIRST          SECOND         THIRD          FOURTH
                                            QUARTER        QUARTER        QUARTER         QUARTER
                                           ----------     ----------     ----------     -----------
1996:
  Net revenues...........................  $8,920,982     $9,707,384     $9,993,521     $12,433,645
  Gross profit...........................   6,676,829      7,017,305      7,328,956       9,853,745
  Net income.............................   1,872,683      1,896,622      1,949,547       2,263,065
  Net income per share...................         .60            .61            .62             .72
1995:
  Net revenues...........................  $7,724,292     $8,170,061     $8,664,774     $10,821,206
  Gross profit...........................   5,860,694      6,086,679      6,379,604       8,214,513
  Net income.............................   1,737,517      1,769,552      1,766,142       2,132,088
  Net income per share...................         .55            .57            .57             .69

     Gross profit is the result of total revenues less cost of software; maintenance and support; and consulting, development contracts and other.

                                  SCHEDULE II

                               VALUATION ACCOUNTS

                       BGS SYSTEMS, INC. AND SUBSIDIARIES
              FOR THE YEARS ENDED JANUARY 31, 1996, 1995 AND 1994

                                                             COL. C
                                                 -------------------------------
                                     COL. B                 ADDITIONS
                                    ---------    -------------------------------                    COL. E
                                     BALANCE        (1)               (2)             COL. D      ----------
              COL. A                   AT        CHARGED TO       CHARGED TO        ----------    BALANCE AT
- ----------------------------------  BEGINNING    COSTS AND           OTHER          DEDUCTIONS       END
           DESCRIPTION              OF PERIOD     EXPENSES     ACCOUNTS--DESCRIBE    DESCRIBE     OF PERIOD
- ----------------------------------  ---------    ----------    -----------------    ----------    ----------
Year ended January 31, 1996:
  Allowance for doubtful
     accounts.....................  $ 365,000     $      0            $ 0               $0         $ 365,000
Year ended January 31, 1995:
  Allowance for doubtful
     accounts.....................    365,000            0              0                0           365,000
Year ended January 31, 1994:
  Allowance for doubtful
     accounts.....................    394,160      (29,190)             0                0           365,000


                                 EXHIBIT INDEX

  3.1   Articles of Organization, as amended (Incorporated by reference to Exhibit 3.1 to
        Registrant's Registration Statement on Form S-1 filed with the Securities and
        Exchange Commission on May 2, 1983, File No. 2-83449 ("Form S-1") and Exhibit A to
        the Registrant's Proxy Statement dated May 27, 1987).
  3.2   By-Laws, as amended (Incorporated by reference to Exhibit 3.2 to the Registrant's
        Form 10-K for the year ended January 31, 1995).
  4     Specimen copy of certificate for shares of Common Stock of the Registrant
        (Incorporated by reference to Exhibit 4 to Form S-1 filed with the Securities and
        Exchange Commission on June 1, 1983).
 10.1   Lease between 128 Technology Trust and the Registrant (Incorporated by reference to
        Exhibit 10.1 to the Registrant's Form 10-K for the year ended January 31, 1991).
 10.2   Lease between P.W. & Co. and BGS Systems, Ltd. (Incorporated by reference to Exhibit
        10.2 to the Registrant's Form 10-K for the fiscal year ended January 31, 1991).
 10.3   Lease between Axel Unteregger Bauunternehmung GmbH and BGS Systems GmbH (Incorporated
        by reference to Exhibit 10.3 to the Registrant's Form 10-K for the year ended January
        31, 1990).
 10.4   Lease between Maria Rosa Bertot and BGS Systems, s.r.1. (Incorporated by reference to
        Exhibit 10.4 to the Registrant's Form 10-K for the fiscal year ended January 31,
        1992).
 10.5   Lease between Reseaux et Communications Informatiques and BGS Systems, Ltd.
        (Incorporated by reference to Exhibit 10.4 to the Registrant's Form 10-K for the
        fiscal year ended January 31, 1992).
 10.6   BGS Systems, Inc. 401(k) and Profit Sharing Retirement Plan, as amended and restated
        (Incorporated by reference to Exhibit 99 to the Registrant's Form 10-Q for the
        quarter ended October 31, 1994).
 10.7   BGS Systems, Inc. 1993 Stock Option Plan (Incorporated by reference to Exhibit A to the Registrant's Proxy Statement dated June 8, 1993, File No. 33-64034).*
 10.8   BGS Systems, Inc. 1993 Outside Director Stock Option Plan (Incorporated by reference to Exhibit B to the Registrant's Proxy Statement dated June 8, 1993, File No.
        33-64036).*
 10.9   1990 Employee Stock Purchase Plan (Incorporated by reference to Exhibit A to the
        Registrant's Proxy Statement dated June 12, 1990, File No. 33-35625).*
 10.10  BGS Systems, Inc. 1983 Stock Option Plan, as amended (Incorporated by reference to
        Exhibit 10.6 to the Registrant's Form 10-K for the year ended January 31, 1991, File
        No. 33-31162).*
 10.11  Employment and Loan Arrangements with Mr. McGuire (Incorporated by reference to the portion of the Registrant's Proxy Statement dated June 8, 1993, set forth under the caption, "Employment Contracts and Termination Arrangements," and Exhibit 10.8 to the
        Registrant's Form 10-K for the year ended January 31, 1991).*
 10.12  Lease between UNIPIERRE IV & V and BGS Systems Ltd. (Incorporated by reference to
        Exhibit 10.12 to Registrant's Form 10-K for the year ended January 31, 1994).
 10.13  Lease between Elysee Pty. Ltd. and BGS Systems Pty. Ltd. (Incorporated by reference to Exhibit 10.13 to Registrant's Form 10-K for the year ended January 31, 1994).
 10.14  BGS Systems, Inc. 1995 Employee Stock Purchase Plan. (Incorporated by reference to
        Exhibit A to Registrant's Definitive Proxy Statement dated June 13, 1995).*
 10.15  Contract of Sale Between BGS Systems, Inc. and 580 Winter Street Corp. (Incorporated
        by reference to Exhibit 10.1 to Registrants Form 8-K dated October 26, 1995).
    11  Statement Regarding Computation of Earnings Per Share (filed herewith).

    21  Subsidiaries of the Registrant at January 31, 1996 (filed herewith).
    23  Consent of Ernst & Young LLP, Independent Auditors (filed herewith).
    24  Powers of Attorney. (Incorporated by reference to Exhibit 24 to Registrant's Form
        10-K for the year ended January 31, 1995).
    27  Financial Data Schedule

- ---------------
* Compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of this Form 10-K.
