Form 10-Q
period 1996-04-30
BGS SYSTEMS INC
filed 1996-06-11
CIK 718976

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549



[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended April 30, 1996

                                    OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

                       Commission File No. 0-12192


                             BGS SYSTEMS, INC.

         (Exact name of registrant as specified in its charter)


Massachusetts                                             04-2559993
(State of Incorporation)                              (I.R.S. Employer
                                                      Identification No.)

          128 Technology Center, Waltham, Massachusetts  02254
                  (Address of principal executive offices)

Registrant's telephone number, including area code:  (617) 891-0000

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

Common stock, $.10 par value

Shares outstanding @ April 30, 1996.................................3,214,849







                             BGS Systems, Inc.

                             Table of Contents


Part I  Financial Information:                                   Page No.

        Item 1 - Financial Statements:

                 Balance Sheets                                      3

                 Statements of Income                                4

                 Statements of Cash Flows                            5

                 Notes to Financial Statements                       6

        Item 2 - Management's Discussion and Analysis
                 of Financial Condition and Results
                 of Operations                                      7-9


Part II Other Information:

        Item 3 - Exhibits and Reports on Form 8-K                   10

                 Signatures                                         13







                       Part I Financial Information
Item 1. Financial Statements
                             BGS SYSTEMS, INC.
                        CONSOLIDATED BALANCE SHEETS
                                (Unaudited)
                                               April 30,         January 31,
                                                  1996              1996
                                              -----------------------------
ASSETS
Current Assets:
  Cash and cash equivalents                  $14,891,623         $11,228,411
  Marketable securities                        1,730,000           1,040,000
  Accounts receivable, less allowances of
    $365,000 at April 30, 1996 and January
    31, 1996 for doubtful accounts             9,265,148          14,162,823
  Prepaid expenses and other assets            1,157,383             951,033
  Deferred income taxes                          257,398             257,398
Total current assets                          27,301,552          27,639,665

Capitalized software                             803,125             775,000

Equipment:
  Land                                         2,258,360           2,258,360
  Building                                     3,064,357           3,037,777
  Furniture and fixtures                       1,625,360           1,607,098
  Computer equipment                           6,754,017           6,488,993
                                              13,702,094          13,392,228
  Less accumulated depreciation                6,673,908           6,426,094
                                               7,028,186           6,966,134

Total Assets                                 $35,132,863         $35,380,799
                                            ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                           $ 1,277,923         $ 1,343,665
  Accrued expenses                               541,928           1,162,102
  Accrued compensation and employee benefits   1,466,725           2,197,567
  Deferred revenue                            14,848,406          15,082,034
  Federal and state income taxes payable         681,990             421,159
  Billings in excess of costs and earnings on
    uncompleted contracts                          -                 213,110
  Dividends payable                                -                   -
Total current liabilities                     18,816,972          20,419,637

Stockholders' equity:
  Common stock, $.10 par value-authorized
    10,000,000 shares; issued and outstanding
    3,214,849 shares                             321,486             321,486
  Capital in excess of par value              14,387,404          14,387,404
  Retained earnings                            4,403,616           3,082,920
  Equity adjustment from foreign currency
    translation                                 (666,647)           (700,680)
                                              18,446,859          17,091,130
  Less cost of 91,120 shares (112,885 shares
  in 1995) of common stock in treasury         2,129,968           2,129,968

Total stockholders' equity                    16,315,891          14,961,162

Total liabilities and stockholders' equity   $35,132,863         $35,380,799
                                            ============        ============

See Accompanying Notes to Financial Statements





                             BGS SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)

                                                  Three Months Ended
                                                       April 30,
                                                  1996           1995
                                            -----------------------------
REVENUES:

  License fees                              $ 5,281,048         $ 4,108,930
  Maintenance fees                            4,457,879           4,177,615
  Other                                         750,115             634,437
                                            ------------        ------------
                                             10,489,042           8,920,982
                                            ------------        ------------
COSTS AND EXPENSES:

  Cost of software                            1,029,879             561,200
  Cost of maintenance and support             1,926,238           1,511,834
  Cost of consulting, development contracts
    and other                                   206,115             171,129
  Sales and marketing                         3,135,191           2,741,956
  General and administrative                    813,859             842,252
  Research and development                      411,046             544,821
                                            ------------        ------------
                                              7,522,328           6,373,192
                                            ------------        ------------

OPERATING INCOME                              2,966,714           2,547,790

Investment income:
  Interest income, net                          143,035             199,475
  Other income                                   64,113              81,703
                                            ------------        ------------
                                                207,148             281,178
                                            ------------        ------------

INCOME BEFORE TAXES                           3,173,862           2,828,968

  Income taxes                                1,072,232             956,285

NET INCOME                                  $ 2,101,630         $ 1,872,683
                                            ============        ============

Net income per share                        $       .67         $       .60
                                            ============        ============

Weighted average number of shares
  outstanding                                 3,144,953           3,116,220
                                            ============        ============


Net income per share: The computations of income per share are based on the weighted average number of shares of Common Stock outstanding during the periods, including the dilutive effect of stock options.

See Accompanying Notes to Financial Statements



                             BGS SYSTEMS, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                          April 30,
                                                     1996          1995
                                               -----------------------------
OPERATING ACTIVITIES:
  Net income                                   $ 2,101,630         $ 1,872,683
  Adjustment to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                363,671             208,041
      Changes in operating assets and
      liabilities:
        Accounts receivable                      4,883,236           4,170,404
        Billings in excess of costs & estimated
         earnings on uncompleted contracts        (213,111)          -
       Other current assets                       (207,607)            105,262
        Accounts payable and accrued expenses   (1,390,970)         (1,384,027)
        Deferred revenue                          (212,887)           (635,525)
        Federal and state income taxes             259,536            (181,337)
        Foreign currency transaction                12,870             (55,219)
                                               ------------        ------------
Net cash provided by operating activities        5,596,368           4,100,282
                                               ------------        ------------
FINANCING ACTIVITIES:
Purchases of common stock for treasury                  0                    0
Proceeds from issuance of common stock                  0                    0
Dividends paid                                   (780,932)            (775,491)
                                               ------------         ------------
Net cash used in financing activities            (780,932)            (775,491)
                                               ------------         ------------

INVESTING ACTIVITIES:
Purchases of available-for-sale securities       (690,000)            (505,000)
Proceeds from maturity of available-for-sale
  securities                                         -                 900,000
Additions to capitalized software costs          (142,188)            (125,000)
Additions to equipment                           (309,943)            (335,824)
Net cash provided by (used in) investing       ------------         -----------
  activities                                   (1,142,131)             (65,824)
                                               ------------         ------------
Effect of exchange rate changes on cash and
  cash equivalents                                (10,093)             113,168
Net increase (decrease) in cash and cash
  equivalents                                   3,663,212            3,372,135
Cash and cash equivalents at beginning of
  fiscal year                                  11,228,411            9,084,622
                                              ------------          ------------
Cash and cash equivalents at end of period    $14,891,623           $12,456,757
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


     Reference is made to the registrant's Form 10-K Annual Report, filed with the Securities and Exchange Commission on April 26, 1996, which incorporates the financial statements and notes thereto, including a summary of significant accounting policies, for the fiscal years ended January 31, 1996 and January 31, 1995.


     The results for the interim periods are not necessarily indicative of the results for the entire year.












                               Part 1-Item 2

                             BGS SYSTEMS, INC.
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Material Changes in Results of Operations


Revenue from license fees for the first quarter grew 29% to $5,281,000 from $4,109,000 last year and provided the basis for an 18% increase in operating revenues. Sales of the Company's products for distributed systems increased over 200% over last year's first quarter. The domestic operations posted a 17% gain in license fees over the prior year's first quarter while the Company's international operations almost doubled the license fee revenue for the first quarter over the prior year's weak first quarter. The Company's German operations continued to rebound and posted revenue gains for the quarter and the Company's UK operations also posted revenue gains over the prior year's first quarter. The Company's other international operations, in total, posted revenue gains for the period. The Company's new network products are not expected to have a material impact on the Company's revenue until the latter part of this fiscal year, at the earliest.


Maintenance fees for the first quarter increased 7% to $4,458,000. The Company's domestic maintenance renewal rate improved slightly over last year's renewal rate which had been adversely impacted by the cancellation of a few renewals of large dollar value. The Company expects to continue to experience a deterioration of the maintenance renewals from its older Crystal, VM and SNA network product lines. The Company lacks any meaningful historical data concerning the renewal trends of UNIX products. This is hampering the Company's ability to ascertain any trend in maintenance revenue over the balance of the current fiscal year.


Consulting, development contracts and other revenue increased 18% to $750,000 on the strength of improved levels of consulting work completed during the quarter. Revenue from development contracts and other revenue were at levels similar to those of the prior year. Revenue from these sources tends to come from the Company's existing customer base and continues to be done primarily for the convenience of our customers.


Aggregate costs and expenses for the three month period increased 18% to $7,522,000 from $6,373,000 during the comparable period last year. Sales and marketing expenses were higher as a result of the higher level of commissionable revenue, a continuation of the expansion of the sales force and marketing activity relating to the Company's new products. General and administrative expenses were essentially even with the prior year.










The cost of software increased 84% to $1,030,000, as the Company continues to increase its investment in the development of new products. The cost of maintenance and support also increased as additional resources are required to provide adequate support for our expanding product base. The cost of consulting, development contracts and other revenue increased at approximately the same rate as the related revenue.


Investment income declined 26% to $207,000 in the first quarter of fiscal year 1997, compared to $281,000 earned a year earlier. A decrease in the amount invested in interest bearing securities was the primary reason for the decline. In the fourth quarter of the prior fiscal year the Company used some of its cash reserves to purchase a building that will serve as its new headquarters.


Net income and earnings per share grew 12% over last year's first quarter. The effective tax rate for both years was 34%.


Material Changes in Financial Condition/Liquidity


Cash increased $4,353,000 primarily as a result of the collections of fiscal year 1996 fourth quarter sales. The decrease in accounts receivable from January 31 is primarily due to the collection of outstanding accounts and the lower sales levels in the first quarter of the year versus the normal increased sales activity during the fourth quarter.


The Company's cash resources are considered sufficient to finance the Company's growth in the foreseeable future.


Accrued compensation declined by $731,000 as a result of the payment in the first quarter of bonuses accrued at January 31, 1996. Accrued expenses declined primarily as a result of the payment of compensation related fringe benefits and other expenses relating to the year end increased level of revenue.


The Company declared and paid one regular quarterly $.25 per share dividend during the quarter. Subsequent to the end of the quarter, the Company declared and increased its regular quarterly dividend to .$50 per share from $.25 per share.






Trends and Uncertainties


Having a relatively small "float" has been a characteristic of the Company's stock performance since the Company "went public" in 1983. Historically, one of the consequences of having a small float has been that there are relatively few "market makers" in the stock compared to substantially larger companies with much larger floats. Heretofor the number of market makers has ranged from one to five. Additionally, average spreads between the bid and asked prices of the Company's stock have ranged from approximately $2.00 to $3.00. As investors know, the spread on the bid and asked prices of the Company's common stock has recently increased to an approximate range of $4.00 to $10.00, and the number of market makers has declined from five to two. Investors are also aware that the implementation by the NASDAQ Stock Market of the so-called "Small Order Entry System" has given apparent rise to so-called "SOES Bandits." The Company does not know if the risks faced by market makers in its stock from raids by these "SOES Bandits" has caused this increased spread on the bid and asked prices of the Company's stock or resulted in the current decline in the number of market makers.


While these apparent trends are not expected to materially affect the Company's corporate performance, the Company does not know if they may have had some indeterminable effect on the amount and volatility of its stock prices. The Company is unable to predict the future effect of the Small Order Entry System, the SOES Bandits, the spreads between bid and asked or changes in the number of market makers on the future performance of its stock.












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

Exhibits                                          Page Number

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



Date:  June 10, 1996                By: /S/ HAROLD S. SCHWENK, JR.
                                        Harold S. Schwenk, Jr.
                                        President and Chief Executive Officer





Date:  June 10, 1996                By: /S/ NORMAND BILODEAU
                                        Normand Bilodeau
                                        Chief Financial Officer