Form 10-Q
period 1996-07-31
BGS SYSTEMS INC
filed 1996-09-12
CIK 718976

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549



[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended July 31, 1996

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

Common stock, $.10 par value

Shares outstanding @ July 31, 1996.................................3,214,849








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

                 Signatures





                                                                        3
                       Part I Financial Information
Item 1. Financial Statements
                             BGS SYSTEMS, INC.
                        CONSOLIDATED BALANCE SHEETS
                                (Unaudited)
                                                July 31,         January 31,
                                                  1996               1996
                                               -----------------------------
ASSETS
Current Assets:
  Cash and cash equivalents                  $12,701,654         $11,228,411
  Marketable securities                        1,700,000           1,040,000
  Accounts receivable, less allowances of
    $365,000 at July 31, 1996 and January
    31, 1996 for doubtful accounts            10,684,294          14,162,823
  Prepaid expenses and other assets            1,288,857             951,033
  Deferred income taxes                          257,398             257,398
Total current assets                          26,632,203          27,639,665

Capitalized software                             831,250             775,000

Equipment:
  Land                                         2,258,360           2,258,360
  Building                                     3,085,480           3,037,777
  Furniture and fixtures                       1,653,276           1,607,098
  Computer equipment                           7,107,719           6,488,993
                                              14,104,835          13,392,228
  Less accumulated depreciation                6,945,831           6,426,094
                                               7,159,004           6,966,134

Total Assets                                 $34,622,457         $35,380,799
                                            ============        ============




LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                           $   940,860         $ 1,343,665
  Accrued expenses                               664,255           1,162,102
  Accrued compensation and employee benefits   1,412,742           2,197,567
  Deferred revenue                            13,915,944          15,082,034
  Federal and state income taxes payable         579,301             421,159
  Billings in excess of costs and earnings on
    uncompleted contracts                           -                213,110
  Dividends payable                                 -                   -
Total current liabilities                     17,513,102          20,419,637

Stockholders' equity:
  Common stock, $.10 par value-authorized
    10,000,000 shares; issued and outstanding
    3,214,849 shares                             321,486             321,486
  Capital in excess of par value              14,424,076          14,387,404
  Retained earnings                            5,015,868           3,082,920
  Equity adjustment from foreign currency
    translation                                 (656,706)           (700,680)
                                              19,104,724          17,091,130
  Less cost of 85,363 shares (112,885 shares
  in 1995) of common stock in treasury         1,995,369           2,129,968

Total stockholders' equity                    17,109,355          14,961,162

Total liabilities and stockholders' equity   $34,622,457         $35,380,799
                                            ============        ============



FORM 10-Q
                                                                          4


                              BGS SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)

                              Three Months Ended           Six Months Ended
                                  July 31,                     July 31,
                             1996        1995           1996          1995
REVENUES:

  License fees            $ 6,272,251   $ 5,087,888    $11,553,299   $ 9,196,818
  Maintenance fees          4,424,534     4,243,678      8,882,413     8,421,293
  Other                       621,107       375,818      1,371,222     1,010,255
                         ------------  ------------   ------------  ------------
                           11,317,892     9,707,384     21,806,934    18,628,366
                         ------------  ------------   ------------  ------------


COSTS AND EXPENSES:

  Costs of software              1,095,161     197,159    2,125,040    1,175,965
  Costs of maintenance & support 2,156,716   2,283,312    4,082,954    3,377,540
  Costs of consulting, develop-
    ment contracts and other       352,906     209,617      559,021      380,746
  Sales and marketing            3,406,551   3,065,767    6,541,742    5,807,723
  General and administrative       960,840     883,698    1,774,699    1,725,950
  Research and development         373,606     461,582      784,652    1,006,403
                              ------------  -----------  ----------- -----------
                                 8,345,780   7,101,135   15,868,108   13,474,327
                              ------------  -----------  ----------- -----------

OPERATING INCOME                 2,972,112   2,606,249    5,938,826    5,154,039

Investment income:
  Interest income, net             140,966     215,302      284,001      414,777
  Other income                     173,139      92,352      237,252      174,055
                               ------------ ----------- ------------ -----------
                                   314,105     307,654      521,253      588,832
                               ------------ ----------- ------------ -----------

INCOME BEFORE TAXES              3,286,217   2,913,903    6,460,079    5,742,871

  Income taxes                   1,112,100   1,017,281    2,184,332    1,973,566

NET INCOME                     $ 2,174,117 $ 1,896,622  $ 4,275,747  $ 3,769,305
                              ============ ===========  ===========  ===========

Net income per share           $       .69 $       .61  $      1.36  $      1.21
                              ============ ============ ============ ===========

Weighted average number of
  shares outstanding             3,163,224   3,123,413    3,154,089    3,119,817
                              ============ ============ ============ ===========


Net income per share: The computations of income per share are based on the weighted average number of shares of Common Stock outstanding during the periods, including the dilutive effect of stock options.



                                                                             5
FORM 10-Q


                              BGS SYSTEMS, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                            July 31,
                                                    1996                1995
                                                -------------------------------
OPERATING ACTIVITIES:
  Net income                                    $ 4,275,747         $ 3,769,305
  Adjustment to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                 732,010             442,930
      Changes in operating assets and
      liabilities:
        Accounts receivable                       3,560,503           5,155,630
        Billings in excess of costs & estimated
         earnings on uncompleted contracts         (213,111)               -
       Other current assets                        (329,324)           (216,516)
        Accounts payable and accrued expenses    (1,777,883)         (1,411,764)
        Deferred revenue                         (1,237,551)         (1,564,918)
        Federal and state income taxes              150,588            (168,273)
        Foreign currency transaction                  8,511            (107,235)
                                                 ------------      ------------
Net cash provided by operating activities         5,169,490           5,899,159
                                                 ------------      ------------
FINANCING ACTIVITIES:
Purchases of common stock for treasury               36,672             273,312
Proceeds from issuance of common stock              134,599             (75,016)
Dividends paid                                   (2,342,797)         (1,550,982)
                                                 ------------      ------------
Net cash used in financing activities            (2,171,526)         (1,352,686)
                                                 ------------      ------------

INVESTING ACTIVITIES:
Purchases of available-for-sale securities         (660,000)        (1,210,000)
Proceeds from maturity of available-for-sale
  securities                                           -             2,005,000
Additions to capitalized software costs            (284,375)          (250,000)
Additions to equipment                             (686,241)          (645,090)

Net cash provided by (used in) investing         ------------      ------------
  activities                                     (1,630,616)         (100,090)
                                                 ------------      ------------
Effect of exchange rate changes on cash and
  cash equivalents                                  105,895           129,600
Net increase (decrease) in cash and cash
  equivalents                                     1,473,243         4,575,983
Cash and cash equivalents at beginning of
  fiscal year                                    11,228,411         9,084,622
                                                ------------      ------------
Cash and cash equivalents at end of period      $12,701,654       $13,660,605
                                                ============      ============




                                                                             6
FORM 10-Q


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


     Reference is made to the registrant's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 26, 1996, which incorporates the financial statements and notes thereto, including a summary of significant accounting policies, for the fiscal years ended January 31, 1996 and January 31, 1995.


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








                                                                             7
FORM 10-Q

                                Part 1-Item 2


                              BGS SYSTEMS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Material Changes in Results of Operations

Operating revenues for both the second quarter the first six months of fiscal year 1997 increased 17% over the comparable periods of the prior year. A combination of the increased sales of the Company s newer UNIX products and growth from the Company's German and French operations pushed license fee growth to 26% for the six month period and 23% for the second quarter. Sales of the Company's Datacenter and Visualizer products continued at levels similar to the prior year's. Additionally, the Company entered into several agreements which call for the delivery of products in the third and fourth quarters of the current fiscal year, resulting in a backlog of approximately $1,270,000.

Maintenance fee revenue grew increased 5% for the six-month period and 4% for the second quarter. As expected, maintenance renewals of the Company's older product lines such as VM, SNA and Crystal are declining at a faster pace than in the past as our customers replace their older technology with new systems. The benefits of an improved domestic operations maintenance renewal rate and maintenance renewals of the Company's newer products will not have a positive impact on maintenance revenue for several quarters.

Other revenue for the six-month period increased 36% and increased 65% for the second quarter. Consulting revenue, which is usually earned at a comparable level from quarter to quarter, increased as more of the Company's customers required additional services. Revenue from third party development contracts was at a minimum maintenance level and did not vary significantly from the levels of either period last year.

Aggregate costs and expenses for both the second quarter and the six-month period increased approximately 18%. Sales and marketing expenses were higher for both periods as a result of increased marketing activity relating to the Company's newer UNIX and Network products and the higher level of commissionable revenue. This trend should continue for the foreseeable future.

The increased cost of software reflects the continuation of the increased investment in both people and equipment required for the Company to develop products for distributed systems. The Company currently markets and supports 21 versions of UNIX products and has recently released several different products for computer networks and Windows NT. The Company expects that this trend will continue as more companies enter the market and drive up the cost of the resources needed to develop products in this area, especially the cost of labor. Maintenance and support costs also increased in the current fiscal year primarily for the same reason as software costs and are expected to follow a trend line similar to that of software costs. Margins for both license fee revenue and maintenance revenue will be slightly lower than in the past until revenue growth catches up with the increased costs of both product development and product support. Research and development costs declined in the current fiscal year as more products were released to production and less work could be characterized as pure research.




                                                                           8
FORM 10-Q



The growth in general and administrative expenses was primarily due to normal inflation and is expected to continue to grow slowly for the near term. The cost of consulting and other revenue increased in as a result of the temporary allocation of additional resources for providing the revenue related services.

Interest income declined for both periods as funds that were invested in the prior year's first several quarters was used to purchase a building that will serve as the Company's new headquarters. Other income improved primarily as a result of rental income, from tenants currently occupying a portion of the aforementioned building, and currency transaction exchange gains incurred in the normal course of business. The Company does not enter into any forward exchange contracts.


Net income grew approximately 13% over last year's first six months and 15% over last year's second quarter. The effective tax rate was approximately 34% for both years.


Material Changes in Financial Condition/Liquidity


Cash and marketable securities increased $2,133,000 primarily as a result of the collections of fiscal year 1996 fourth quarter sales and current year earnings. The decrease in accounts receivable from January 31 is primarily due to the collection of outstanding accounts and the lower sales levels in the first and second quarters of the current fiscal year versus the normal increased sales activity during the fourth quarter.

The Company's cash resources are considered sufficient to finance the Company's growth in the foreseeable future.

Accounts payable and accrued expenses declined primarily as a result of a lower level of spending in the second quarter as compared to the fourth quarter and earlier payment of vendors invoices at the end of the second quarter. Accrued compensation declined as a result of the payment of year-end bonuses in the first quarter of the current fiscal year. Deferred revenue declined as revenue from maintenance contracts pre-billed last year was partially recognized during the first two quarters of the current fiscal year.


Trends and Uncertainties


The Company has several new product offerings available for release in the third quarter of the current fiscal year. These products continue the Company's push into markets not currently served by the Company's product lines. The long-term success of these products is contingent upon these products being accepted by customers who normally do not purchase the Company's products.

The frequency of large software purchases by the Company's customers continues to impact the performance of one or more of the Company's operating units each quarter, and continues to be of concern because of the increased potential for unevenness in the total revenue of the Company for the foreseeable future.



                                                                           9
FORM 10-Q



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





                                                                          10
FORM 10-Q

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



Date: September 12, 1996                By: /S/ HAROLD S. SCHWENK, JR.
                                        Harold S. Schwenk, Jr.
                                        President and Chief Executive Officer





Date: September 12, 1996                By: /S/ NORMAND BILODEAU
                                        Normand Bilodeau
                                        Chief Financial Officer