Form 10-Q
period 1996-10-31
BGS SYSTEMS INC
filed 1996-12-13
CIK 718976

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549



[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended October 31, 1996

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

Common stock, $.10 par value

Shares outstanding @ October 31, 1996...............................3,214,849








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
                        CONSOLIDATED BALANCE SHEETS
                                (Unaudited)
                                                 October 31,     January 31,
                                                    1996            1996
                                              -----------------------------
ASSETS
Current Assets:
  Cash and cash equivalents                  $10,489,465         $11,228,411
  Marketable securities                        2,220,000           1,040,000
  Accounts receivable, less allowances of
    $365,000 at October 31, 1996 and January
    31, 1996 for doubtful accounts            10,421,253          14,162,823
  Prepaid expenses and other assets            1,517,718             951,033
  Deferred income taxes                          257,398             257,398
Total current assets                          24,905,834          27,639,665

Capitalized software                             915,625             775,000

Equipment:
  Land                                         2,258,360           2,258,360
  Building                                     3,607,792           3,037,777
  Furniture and fixtures                       1,660,573           1,607,098
  Computer equipment                           7,379,517           6,488,993
                                              14,906,242          13,392,228
  Less accumulated depreciation                7,225,217           6,426,094
                                               7,681,025           6,966,134

Total Assets                                 $33,502,484         $35,380,799
                                            ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                           $   894,993         $ 1,343,665
  Accrued expenses                               690,499           1,162,102
  Accrued compensation and employee benefits   1,537,457           2,197,567
  Deferred revenue                            13,028,425          15,082,034
  Federal and state income taxes payable        (548,963)            421,159
  Billings in excess of costs and earnings on
    uncompleted contracts                          -                 213,110
  Dividends payable                                -                   -
Total current liabilities                     15,602,411          20,419,637

Stockholders' equity:
  Common stock, $.10 par value-authorized
    10,000,000 shares; issued and outstanding
    3,214,849 shares                             321,486             321,486
  Capital in excess of par value              14,424,076          14,387,404
  Retained earnings                            5,665,882           3,082,920
  Equity adjustment from foreign currency
    translation                                 (516,002)           (700,680)
                                              19,895,442          17,091,130
  Less cost of 85,363 shares (112,885 shares
  in 1995) of common stock in treasury         1,995,369           2,129,968

Total stockholders' equity                    17,900,073          14,961,162

Total liabilities and stockholders' equity   $33,502,484         $35,380,799
                                             ============       ============




FORM 10-Q


                              BGS SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)

                              Three Months Ended          Nine Months Ended
                                  October 31,               October 31,
                              1996         1995         1996         1995

REVENUES:
  License fee                  $ 6,813,400  $ 5,262,032  $18,366,699 $14,458,851
  Maintenance fees               4,484,157    4,176,412   13,366,570  12,597,705
  Other                            742,066      555,077    2,113,288   1,565,332
                              ------------ ------------ ------------ -----------
                                12,039,623    9,993,521   33,846,557  28,621,888
                              ------------ ------------ ------------ -----------
COSTS AND EXPENSES:

  Costs of software                723,461      280,841    2,848,501   1,456,806
  Costs of maintenance & support 2,801,587    2,592,477    6,884,540   5,970,017
  Costs of consulting, develop-
    ment contracts and other       272,487      160,634      831,508     541,380
  Sales and marketing            3,444,488    3,143,656    9,986,230   8,951,379
  General and administrative       918,277      857,672    2,692,976   2,583,622
  Research and development         746,358      114,005    1,531,010   1,120,408
                              ------------  ----------- ------------  ----------
                                 8,906,658    7,149,285   24,774,765  20,623,612
                              ------------  ----------- ------------  ----------

OPERATING INCOME                 3,132,965    2,844,236    9,071,792   7,998,276

Investment income:
  Interest income, net             127,117      199,623      411,119     614,400
  Other income                     181,268      (16,493)     418,520     157,561
                              ------------  ----------- ------------  ----------
                                   308,385      183,130      829,639     771,961
                              ------------  ----------- ------------  ----------

INCOME BEFORE TAXES              3,441,350    3,027,366    9,901,431   8,770,237

  Income taxes                   1,226,596    1,077,819    3,410,928   3,051,385

NET INCOME                     $ 2,214,754  $ 1,949,547  $ 6,490,503 $ 5,718,852
                              ============  =========== ============ ===========

Net income per share           $       .70  $       .62  $      2.05 $      1.83
                              ============  ===========  ============ ==========

Weighted average number of
  shares outstanding             3,180,721    3,138,938    3,162,966   3,126,190
                              ============ ============  ============ ==========


Net income per share: The computations of income per share are based on the weighted average number of shares of Common Stock outstanding during the periods, including the dilutive effect of stock options.




FORM 10-Q


                              BGS SYSTEMS, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                       October 31,
                                                   1996          1995
                                             -----------------------------
OPERATING ACTIVITIES:
  Net income                                   $ 6,490,503   $ 5,718,852
  Adjustment to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization              1,119,552       696,590
      Changes in operating assets and
      liabilities:
        Accounts receivable                      4,112,721     3,457,926
        Billings in excess of costs & estimated
         earnings on uncompleted contracts        (213,111)        -
       Other current assets                       (565,425)     (912,918)
        Accounts payable and accrued expenses   (1,856,836)     (941,674)
        Deferred revenue                        (2,235,976)   (2,831,165)
        Federal and state income taxes            (979,965)      (96,851)
        Foreign currency transaction               122,868       (91,848)
                                               ------------   ------------
Net cash provided by operating activities        5,994,331     4,998,912
                                               ------------   ------------
FINANCING ACTIVITIES:
Purchases of common stock for treasury              36,672       390,162
Proceeds from issuance of common stock             134,599      (149,366)
Dividends paid                                  (3,907,540)   (2,330,647)
                                               ------------   ------------
Net cash used in financing activities           (3,736,269)   (2,089,851)
                                               ------------   ------------

INVESTING ACTIVITIES:
Purchases of available-for-sale securities      (1,180,000)   (2,260,000)
Proceeds from maturity of available-for-sale
  securities                                         -         2,405,000
Additions to capitalized software costs           (482,813)     (375,000)
Additions to equipment                          (1,480,476)     (829,338)

Net cash provided by (used in) investing       ------------   ------------
  activities                                    (3,143,289)   (1,059,338)
                                               ------------   ------------
Effect of exchange rate changes on cash and
  cash equivalents                                 146,281        78,849
Net increase (decrease) in cash and cash
  equivalents                                     (738,946)    1,928,572
Cash and cash equivalents at beginning of
  fiscal year                                   11,228,411     9,084,622
                                              ------------   ------------
Cash and cash equivalents at end of period     $10,489,465   $11,013,194
                                              ============   ============

See Accompanying Notes to Financial Statements




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



















FORM 10-Q

                               Part 1-Item 2

                             BGS SYSTEMS, INC.
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Material Changes in Results of Operations

Operating revenues for the first nine months and the third quarter of fiscal year 1997 were 18% and 20% above the levels of the comparable periods of the prior fiscal year. The Company s newer UNIX and Visualizer products continued their growth trend and pushed license fee growth to 27% for the nine-month period. Sales of the Company s Datacenter products posted modest declines in the nine-month period. While still showing growth in license fee revenue for the nine-month period, the Company's international operations posted weak results in the third quarter. The Company's United Kingdom and Australian operations posted gains in third quarter license fee revenue that was more than offset by the shortfalls experienced at the balance of the Company's international operations. Both the domestic and international operations of the Company continue to experience the impact of the timing of large software purchases by its customers. The receipt of several large orders by the Company's domestic operations was somewhat offset by the delay of several orders expected by the Company's international operations. While these anomalies did somewhat offset each other in the current quarter, they continue to be of concern because of the increased potential for unevenness in the total revenue of the Company for the foreseeable future. In the third quarter the Company released for production, products for local area networks and Windows NT. While both of these markets are quite large, neither can be characterized as traditional markets of the Company and we expect increased
competition.   Additionally, the Company has an agreement(which expires in the first quarter of the next fiscal year) with another software company to distribute the product which provides data used in our LAN product. While discussions are continuing, it appears that we may not come to an agreement on the terms of a new agreement and this will be disruptive to our planned entry to that market.

Maintenance fee revenue grew approximately 6% in the nine month period and 7% in the third quarter over the comparable periods of the prior year. The Company's overall maintenance renewal rate is improving over the prior fiscal year's rate. In particular, the maintenance renewal rate for our domestic operations is 6% above the levels of the prior year. The Company continues to experience a high degree of nonrenewal for its more mature products and expects that this will continue as its customers transition to newer technology.

Other revenue for both the nine-month period and the third quarter was over 30% above last year's levels. An increase in the number of customers requiring on site installation and other consulting services was the primary reason for the improved revenue for both periods. This increased level of consulting services has placed a strain on the Company's available consulting resources and unless the Company can engage more of these scarce resources this growth will not continue. The level of third party development contract revenue continues at a minimum maintenance level and is not expected to vary significantly over the next few quarters.




FORM 10-Q


Aggregate costs and expenses for the third quarter and the nine-month period increased 20% and 25% over the comparable periods of the prior year. Sales and marketing expenses were higher for both periods primarily as a result of the increased levels of software sales. In the prior fiscal year the Company incurred a higher level of expenditures for marketing activity relating to the Company's new products, especially introductory marketing expenses for the UNIX products. General and administrative expenses increased nominally and were primarily the result of normal salary and overhead increases.

The cost of software increased substantially in both periods. Development work on an increased number of product features and product iterations as well as a shortage of qualified software engineers has driven up the cost of
developing and maintaining software.   A continuation of this shortage of
qualified software engineers will continue to increase the Company's product development cost and may result in delays in the release of new products.
The cost of maintenance and support increased in both periods and will continue to increase as the Company introduces both additional new products and new iterations of the current product line. The cost of the consulting portion of other revenue is labor intensive and any increase in consulting revenue produces a somewhat disproportionate increase in the associated costs. The increase in the costs of other revenue is directly related to the increase in the costs of earning the consulting revenue.

Gross margins for the nine-month period were 4 to 5 percent lower on all categories of revenue. The costs of developing and supporting the increased breadth of products as well as the required growth in the infrastructure necessary to support our continued growth combined to cause this reduction in margins. A continuation of the elevated costs to employ qualified software engineers and the growth in the Company's infrastructure will put pressure on the Company's margin throughout the next fiscal year. Research and development costs on new products will continue to increase as the Company continues its expansion into the distributed systems market and use of outside consultants to assist in development projects when qualified software engineers cannot be hired.

Investment income declined from both periods last year as the level of marketable securities was lower due to the purchase and renovation of the Company's new headquarters. The Company does not enter into any forward exchange contracts.

Net income grew approximately 13% for both periods and earnings per share grew 13% for the nine-month period and 11% for the third quarter. The effective tax rate was approximately 34% for both years.


Material Changes in Financial Condition/Liquidity


Cash and marketable securities increased $441,000 as current year earnings were offset by an increase in the payment and rate of the quarterly dividends, the costs related to the renovation of the Company's new headquarters and the purchase of new computer equipment. The decrease in accounts receivable from January 31 is primarily due to the collection of outstanding accounts and the lower sales levels in the third quarter of the current fiscal year versus the normal increased sales activity during the fourth quarter. Deferred revenue declined as a result of the normal reduced level of prebilled maintenance contracts in the third quarter versus the end of the fourth quarter.





FORM 10-Q



The Company expects to move to its new headquarters in the latter part of the fourth quarter. While the Company does not expect an adverse impact on operations related to the move, it does recognize that any change is disruptive to an organization and that there is always the remote possibility that a new system may not work exactly as planned and may result in lost or delayed revenue.

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



Date: December 13, 1996                 By: /S/ HAROLD S. SCHWENK, JR.
                                                Harold S. Schwenk, Jr.
                                  President and Chief Executive Officer





Date: December 13, 1996                 By: /S/ NORMAND BILODEAU
                                                Normand Bilodeau
                                                Chief Financial Officer