Form 10-K405
period 1997-01-31
BGS SYSTEMS INC
filed 1997-04-25
CIK 718976

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------
                                   FORM 10-K
                            ------------------------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED JANUARY 31, 1997

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

              ONE FIRST AVENUE, WALTHAM, MASSACHUSETTS 02254-9111
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (617) 891-0000

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

          COMMON STOCK, $.10 PAR VALUE                      THE NASDAQ STOCK MARKET
                (TITLE OF CLASS)                         (EXCHANGE ON WHICH REGISTERED)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in PART III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the registrant's voting stock held by non-affiliates (excluding shares as to which beneficial ownership is disclaimed by affiliates), as of March 21, 1997, was $90,985,080.

 Indicate the number of shares outstanding of the registrant's common stock, as of March 21, 1997:
        Common Shares: 6,289,084 (exclusive of 160,614 Treasury Shares)

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the proxy statement for the Annual Meeting of Stockholders to be held June 10, 1997 are incorporated by reference into Part III.

================================================================================

                                     PART I

ITEM 1.  BUSINESS

     BGS Systems, Inc., hereinafter referred to as "the Company," is a Massachusetts corporation which was organized in 1975. The Company designs, develops, markets and supports the BEST/1(R) Performance Assurance(R) line of performance management and capacity planning software products which can measure, analyze, report or predict the performance of a customer's computer system or network. These software products enable customers to make more efficient use of their existing hardware, software and computer personnel resources, and plan for the cost-effective expansion of their computer operations to meet growing demands. This process can result in substantial savings for the customer.

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

BGS PRODUCTS SUPPORT MULTIPLE COMPUTING ENVIRONMENTS

     BGS Systems, Inc. and its BEST/1 Performance Assurance product family are widely known and recognized as industry leaders in the performance field. The Company believes that BEST/1 Performance Assurance tools cover the broadest range of computing environments including all of the major mainframe, midrange, and workstation platforms. BGS performance products support hardware platforms from leading vendors including IBM System/390 architecture MVS and VM mainframes, IBM AS/400 and OS/2 workstations, UNIX systems including versions from IBM, Hewlett-Packard and Sun, OpenVMS systems and IBM SNA networks, Microsoft Windows NT, Novell and some network environments.

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

     Approximately 87% of the Company's customers subscribe to the annual maintenance services. The annual maintenance services are billed and payable in one lump sum at the beginning of each maintenance year.

PRINCIPAL MARKETS

     The Company's customers include manufacturers, banks, insurance companies, retailers, educational institutions, government agencies, health providers, transportation companies, service companies, telecommunications companies, utilities and several other categories of organizations. More than 32,000 products have been shipped. No individual customer has accounted for more than 10% of the Company's revenues in any of the past three fiscal years. License revenues from exports (which do not include sales by the Company's subsidiaries), all of which were billed in U.S. dollars, accounted for 4% of total revenue in 1997, 4% in fiscal year 1996 and 4% in fiscal year 1995. See "Foreign and Domestic Operations and Export Sales." Inasmuch as the Company's products are designed for use with moderately expensive computer hardware equipment, most of its customers have the resources to make a substantial commitment to data processing and computer installations. Many of the companies in the 1997 Fortune directory of the 500 largest industrial corporations in the United States, as well as a number of the nation's largest insurance companies and financial institutions and federal and government agencies, are customers for one or more of the Company's products. The Company is expanding its foreign marketing and, to date, has made sales to over 200 major foreign companies.

MARKETING

     The Company generates market awareness and prospective leads for its products through a combination of direct mail, telemarketing, product seminars, attendance at appropriate trade groups, and through its product newsletter and technical papers.

     The Company sells its products through its own direct sales force in North America and through wholly-owned BGS subsidiaries in the U.K., Germany, Italy, Australia and BGS Systems, Ltd.'s branches in France and Spain. Other global markets such as Latin America and the Pacific Rim are covered by third party distributors. IBM markets and sells BEST/1 for the AS/400 under a worldwide distribution agreement.

WORLD WIDE WEB HOME PAGE

     The Company maintains a publicly accessible Home Page on the Internet World Wide Web for Company product and financial information. BGS information can be obtained by reference to the World Wide Web URL http://www.bgs.com.

NEW STRATEGIC ALLIANCES FOR OPEN SYSTEMS MARKETPLACE

     Today's ever changing distributed client/server environments require close cooperation with leading hardware platform and applications vendors so that BGS' BEST/1 Performance Assurance products can keep up with rapidly evolving technology. Over the past few years, BGS has formed alliances with IBM, Hewlett-Packard, Sun, NCR, Sybase, Oracle, Informix, Siemens Nixdorf, Microsoft, Bull and Dell.

     In many cases, such alliances permit BGS to rapidly support more computer platforms and to obtain timely information about changes in existing platforms so that BGS products can properly represent the performance of the hardware, software and workloads in use by customers.

NEW NETWORK PRODUCTS

     The Company invested heavily in the development of new network products. Early commercial versions are anticipated for 1997. As with most early versions, these products are not expected to generate significant revenue in the initial years. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

BACKLOG

     Since orders are normally filled within one week of receipt, the Company does not typically maintain a significant backlog for its products except occasionally at the end of quarters.

RESEARCH AND PRODUCT DEVELOPMENT

     Costs of software were $4,606,730 in 1997, $3,028,052 in 1996, and
$2,651,834 in 1995. Costs of maintenance and support were $8,777,179 in 1997, $6,471,298 in 1996, and $5,426,111 in 1995. Consulting, development contracts and other costs were $953,543 in 1997, $679,347 in 1996, and $761,098 in 1995.
The Company's research and development costs were $2,751,234 in 1997, $1,965,232 in 1996, and $1,887,749 in 1995. During fiscal year 1997, the Company capitalized $964,063 of software costs relating to products that will be released during the coming year and amortized $456,250 of previously capitalized software costs. The Company believes that its future success will depend on its ability to continue to improve its existing software products and to develop or acquire additional software products.

     From time to time, each hardware supplier (IBM, HP, SUN, DEC, NCR) changes its operating systems, computer hardware, and monitor data. Since its inception, the Company has successfully adapted its products to accommodate these changes but there is no assurance that it will be able to do so in the future. The Company has designed into its products a number of facilities to ease the task of maintaining compatibility.

COMPETITION

     Management believes that it is the only company that has a related suite of performance and capacity modeling products covering major operating systems described above. However, the Company believes that approximately 5-15 companies compete directly with the Company in at least one product area.

     Those companies who have competing products include: Computer Associates, Digital Equipment Corporation, Compuware Corporation, Candle Corporation, Hewlett-Packard, BMC Software, Landmark Systems Corporation and IBM. The Company believes that these competitors have some (negative) impact on the Company's sales and requires the Company to increase its marketing and sales efforts and expenditures in response.

     The Company believes that the important considerations for potential purchasers of the products are product capabilities, reputation for reliability and customer service, integration and breadth of the product line, the continual flow of new product features, the financial stability of the Company, and to a lesser extent, price.

PRODUCT PROTECTION

     The Company generates new revenue through the sales of software licenses. These licenses do not transfer title to the products; they "license" the right to use the products for a period of time and under conditions controlled by the Company's Master License Agreement.

     The Company regards its software as proprietary and attempts to protect it with copyrights, trade secret laws and internal and external nondisclosure safeguards as well as restrictions on disclosure and transferability incorporated in its software license agreements. Despite these restrictions, it may be possible for competitors or users to copy aspects of the Company's products or to obtain information which the Company regards as its trade secrets. The Company believes that the rapid pace of technological change in the computer industry makes patent or copyright protection of less significance than such factors as the knowledge and experience of management and personnel and the Company's ability to develop, enhance, market and acquire new systems and services.

EMPLOYEES

     As of January 31, 1997, the Company and consolidated subsidiaries had 276 employees, 220 domestically and 56 internationally.

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

FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

     In fiscal years 1984, 1990, 1992, and 1994, the Company established subsidiaries in the United Kingdom, Germany, Italy and Australia, respectively. In fiscal years 1992 and 1994, BGS Systems, Ltd. established branches in France and Spain, respectively. Export revenues (which do not include revenues from sales and service by these Company subsidiaries) were $2,001,025 in 1997, $1,780,826 in 1996, and $1,468,641 in fiscal year 1995. These revenues were derived from sales and service by the Company's network of independent distributors. A description of revenues, profits and assets attributable to the operations of the Company's international subsidiaries is set forth in Note 8 to the Company's Consolidated Financial Statements.

ITEM 2.  PROPERTIES

     On December 28, 1995, the Company purchased the land, building and improvements (collectively the "Property") known as One First Avenue, Waltham, Massachusetts. The land consists of approximately 4.45 acres improved by an 80,000 s.f. single-story, brick building. The Property serves as the Company's world-wide headquarters. The Company subleases office space in its building to a tenant under a non-cancelable sublease which expires in fiscal year 2009.

     In addition, the Company leases office space under operating leases expiring in various years through 1998. The Company's subsidiaries lease office space in the United Kingdom, Germany, Italy, Australia, France and Spain. Total rent expense amounted to $1,359,221 in 1997, $1,672,590 in 1996, and $1,558,353
in 1995.

ITEM 2A.  EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below is certain information with respect to the executive officers of the Company during the fiscal year 1997 or at March 28, 1997.

NAME                               AGE     POSITION WITH THE COMPANY
----                               ---     -------------------------
Harold S. Schwenk, Jr............   55     Chief Executive Officer, Chairman of the Board of
                                           Directors, President and Director

Jeffrey P. Buzen.................   53     Chief Scientist, Senior Vice President, Treasurer,
                                           Clerk and Director

James S. McGuire.................   53     Chief Operating Officer

Normand Bilodeau.................   47     Chief Financial Officer

John P. Pryor....................   54     Vice President, Marketing and Sales

C. Russel Hansen, Jr.............   50     Vice President and General Counsel

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

     James S. McGuire has been Chief Operating Officer since November 1990. He joined the Company in 1986 as Vice President of Sales and Marketing and Vice President of Product Development. Mr. McGuire received his B.A. in Economics and Classics from Holy Cross College in 1965.

     Normand Bilodeau, CPA has been Chief Financial Officer since April 1990. Mr. Bilodeau joined the Company in 1984 and prior to his promotion held the position of Controller. From March 1983 until he joined BGS, he was the Manager of General Accounting for the Boston Consulting Group. Mr. Bilodeau received his B.S. in accounting from Bryant College in 1976.

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

     C. Russel Hansen, Jr. has been Vice President and General Counsel of the Company for more than 5 years and Vice President and General Counsel of PCD Inc. since July 1996. A graduate of Harvard College and Harvard Law School and a former Senior Partner at Hale and Dorr, Mr. Hansen has also been Chairman of The Governance Institute since 1996 and Editor-Publisher of Van Rensselaer Press since 1995.

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

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock trades on the Nasdaq National Market tier of The Nasdaq Stock Market(SM) under the symbol: BGSS.

     Dividends on the Registrant's common stock are declared by the Board of Directors and normally paid to shareholders as of the record dates in April, July, October and January.

     Information on market prices and dividends is set forth below:

                            COMMON STOCK SALE PRICES

                                                               FY 1997              FY 1996
                                                          ----------------    ----------------
    FISCAL QUARTER                                         HIGH      LOW       HIGH      LOW
    --------------                                        ------    ------    ------    ------
    First............................................     18 5/8    15        15 1/8    12 3/8
    Second...........................................     25        14 7/8    17        14 1/4
    Third............................................     23 1/2    20 7/8    19 1/8    16 1/8
    Fourth...........................................     31 3/4    22        20 1/2    17 3/8


                              CASH DIVIDENDS PAID

    FIRST QUARTER                                                    1997          1996
    -------------                                                    ----        ---------
    First......................................................      $.13             $.12
    Second.....................................................      $.25             $.13
    Third......................................................      $.25             $.12
    Fourth.....................................................      $.30        $.13-$.63
              TOTAL............................................      $.93            $1.13

     In addition to the regular quarterly dividend, the Board of Directors authorized the payment of a special dividend of $.63 per share in the fourth quarter of FY 1996.

     As of March 21, 1997, there were 228 holders of record of the Company's common stock.

ITEM 6.  SELECTED FINANCIAL DATA

                                                            YEARS ENDED JANUARY 31
                                         ------------------------------------------------------------
                                           1997         1996         1995         1994        1993
                                         ---------    ---------    ---------    ---------   ---------
                                              (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)
Operating Revenue....................... $  48,578    $  41,056    $  35,381    $  32,052   $  30,322
Cost and Expenses.......................    35,597       29,627       24,798       22,589      21,456
Investment and Other Income.............     1,079          932          812        1,088       1,345
Income Before Income Taxes.............. $  14,060    $  12,360    $  11,395    $  10,551   $  10,211
Net Income.............................. $   9,113    $   7,982    $   7,405    $   7,195   $   6,727
Net Income Per Share.................... $    1.44    $    1.27    $    1.19    $    1.12   $    1.05
Dividends Per Share..................... $     .93    $    1.13    $    1.10    $    1.00   $    1.29
Weighted Average Shares Outstanding..... 6,343,975    6,264,090    6,233,220    6,446,538   6,412,764
Working Capital......................... $   7,056    $   7,220    $  11,934    $  12,301   $  13,567
Total Assets............................ $  40,934    $  35,381    $  31,093    $  28,192   $  27,984
Long-Term Debt..........................        --           --           --           --          --
Stockholders' Equity.................... $  18,242    $  14,961    $  13,723    $  13,784   $  14,706

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

MATERIAL CHANGES IN RESULTS OF OPERATIONS

     Fiscal year 1997 operating revenues were $48,578,000 an increase of 18% from the $41,056,000 produced in fiscal year 1996. Revenue from license fees grew 28% to $28,121,000, maintenance fees increased 6% to $17,986,000 and consulting, development contracts and other revenue increased 17% from the levels of the prior fiscal year.

     Sales of the Company's products for distributed systems increased 84% over the prior year's levels and now account for 49% of the Company's revenue from new license fees. The majority of the growth in license fee revenue came from the Company's domestic operations which posted an increase of 39% over the prior fiscal year. License fee revenue from the Company's international operations grew 9% over the prior fiscal year. The Company's domestic operations benefited from a number of large purchases of products for distributed systems and sustained demand for the Company's Datacenter products for mainframe computers. The continuation of this growth in domestic license fee revenue is dependent upon the Company's products remaining current with changes in both technology and the marketplace. The Company's new network product was negatively impacted during the year. As the Company's offering for LAN's was nearing market readiness, the licensor of a component imbedded in the product was acquired and the negotiations with the acquiror to extend the license agreement have proved difficult. While the Company does have a similar product under development, which will be in beta test in the latter part of fiscal year 1998, it had been targeted at a different segment part of the network market and the Company has now had to extend the scope of our internally developed product, leading to additional development costs and market delays.

     All of the Company's international operating units, with the exception of our Italian subsidiary, posted gains in license fee revenue over the prior fiscal year. The Company did focus its marketing resources for the UNIX and network products first in the domestic marketplace and subsequently in the international area. Consequently, the growth in revenue from these newer products in the international area is expected to be delayed from the growth realized domestically. The Company's international operations have been primarily focusing their attention on the slower growing mainframe area.

     Revenue from maintenance fees grew 6% for the year down from the 13% growth of fiscal year 1996 over fiscal year 1995. The Company continued to experience a deterioration of the maintenance renewals from its older Crystal, VM and SNA network product lines as maintenance fee revenue from these products declined 31% from the prior year's levels. In fiscal year 1996 these products accounted for 18% of maintenance fee revenue and accounted for only 12% in fiscal year 1997. The Company's average maintenance renewal rate improved slightly to 87% percent as compared to 83% experienced the prior year and the 87% in fiscal year 1995. Maintenance fee revenue is recognized ratably over the term of the contract, and the majority of our maintenance contracts encompass portions of two fiscal years. As a result, the effect of fiscal year 1996's lower renewal rate had an adverse impact on fiscal year 1997 maintenance fee revenue. Conversely, fiscal year's 1997's improved renewal rate should provide a basis for improved growth in fiscal year 1998. Renewals of the Company's UNIX products are just beginning to occur in meaningful quantities. As of now, the Company's ability to forecast these revenues is limited.

     Consulting, development contracts and other revenue increased 17% to $2,471,000 on the strength of improved levels of consulting work completed during the year. A greater number of the Company's customers chose to have our fee based personnel help with newly purchased products and provide onsite training and consulting. Revenue from these sources tends to come from the Company's existing customer base primarily for the support of our product sales. Revenue from development contracts and other revenue were at levels similar to those of the prior year.

     Fiscal year 1997's aggregate costs and expenses increased 20% to $35,597,000 from $29,627,000 the prior fiscal year, which had increased 19% over fiscal year 1995's expenses. The cost of software increased 52% to $4,607,000 and was greater than anticipated. The shortages of qualified labor along with the desire to bring products to the marketplace more rapidly combined to accelerate growth of these expenses. As the Company pursues the development of new products, it requires the services of software engineers with expertise other than that which its current employees possess. There has been a growing shortage of qualified software engineers and technical support people. This has resulted in higher labor and hiring costs. Additionally, the Company has also found that in many instances it is unable to hire people with the required expertise when they were needed and has had to incur even higher costs to bring in outside consultants to keep these projects on schedule. The combination of these events resulted in fiscal year 1997 costs being higher than planned. It is expected that the Company will continue to experience rapidly rising labor related expenses. The margin on license fee revenue dropped to 84% from 86% for each of the prior two fiscal years. During the year the Company capitalized $964,000 of software development costs and amortized $456,000 of previously capitalized costs.

     The cost of maintenance and support increased 36% as the Company provided additional resources to provide support for its growing product base. As with the cost of software, the cost of both hiring additional people with the expertise necessary to provide quality services and to retain the qualified people we have has had a negative impact on our cost of maintenance. As the Company adds new products these increases will continue. The margin on maintenance fee revenue declined to 51% from 62% last year and 64% in fiscal year 1995. The cost of consulting, development contracts and other revenue increased principally as a result of adding more consultants to the Company's payroll. Margin was 61% versus 68% last year and 59% in fiscal year 1995. General and administrative expenses declined slightly from the prior year.

     Sales and marketing expenses increased 9% over the prior year which had increased 26% over fiscal year 1995. While the cost of sales increased in relation to the increase in commissionable revenue, that increase was partially offset by the reduction of marketing costs versus the prior fiscal year that were associated with the rollout of new products. Depending on the timing of the release of products currently in development, the

Company may incur additional marketing costs in fiscal year 1998 relating to the rollout of new products. Operating income increased 14% to $12,981,000 from $11,428,000 which had increased 8% over fiscal year 1995. Operating margin declined to 27% from 28% in fiscal year 1996.

     Investment income declined 39% to $569,000 in fiscal year 1997, compared to $932,000 earned a year earlier. A decrease in the amount of funds invested in interest bearing securities was the primary reason for the decline. In the fourth quarter of fiscal year 1996 the Company used some of its cash reserves to purchase and renovate a building that is now serving as its new headquarters. Other income is primarily a one time payment from a former tenant of our new headquarters to obtain an early release from its lease.

     Fiscal year 1997's net income grew 14% over last year's which had increased 8% over the prior fiscal year. Earnings per share increased 13% to $1.44 from $1.27 last year which had increased 7% over fiscal year 1995. The effective tax rate for all three year's was 35%.

MATERIAL CHANGES IN FINANCIAL CONDITION/LIQUIDITY

     Cash and marketable securities increased $737,000 as funds provided by operations were used to renovate the Company's new headquarters, purchase equipment for our development effort and to pay dividends. Dividends in the amount of $5,785,000 were paid during the course of the year. During the year, the Company twice increased the rate of the regular quarterly dividend to its current rate of $.30 per share. Accounts receivable increased 2% or $309,000 to $14,472,000 on an increased level of revenue. Prepaid expenses and other assets increased primarily as a result of an increase in the prepayment of royalties. Capitalized software increased $508,000 and represents a portion of the Company's increased investment in products that will be released in the near future.

     Accrued expenses increased primarily as a result of amounts owed in connection with the renovation of the Company's new headquarters. Accrued compensation declined by $439,000 as a greater percentage of incentive compensation was paid throughout the year rather than after year end as was done in fiscal year 1996.

     The $1,321,000 increase in deferred revenue represents both the increased level of license fee revenue and an increase in prebilled maintenance.

     The Company had a two-for-one stock split effective November 1, 1996 and subsequently increased its regular quarterly dividend to a rate of $.30 per share from $.25 per share effective with the payment of its quarterly dividend on January 3, 1997.

     The Company invests principally in short-term certificates of deposit, money market funds, and high grade municipal bonds. The Company's cash resources are considered sufficient to finance the Company's growth in the foreseeable future.

TRENDS AND UNCERTAINTIES

     The Company has entered into a number of alliances with other software vendors to use their products in conjunction with the Company's internally developed products. As the Company has noted, one of these arrangements has not worked out as the Company intended. While the Company does not expect this to happen again, such unexpected changes in alliances could delay future product introductions and result in added expense.

     The Company is continuing its aggressive product development plans for the coming year. We will be adding products in the Distributed Systems and Network areas as well as increasing costs to extend and renovate some older products. These new products will expose the Company to new competitive forces and uncertainties.

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

     This Annual Report on Form 10-K contains forward-looking statements that involve a number of risks and uncertainties. There are a number of factors that could cause the Company's actual results to differ materially from those forecast or projected in such forward-looking statements, including those discussed above. Investors are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial information required by Item 8 is contained in Item 14 of
Part IV on pages 12 through 26 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     The response to this item is furnished in Item 2A contained in Part I of this Form 10-K captioned "EXECUTIVE OFFICERS OF THE REGISTRANT." The name, age and background information for each of the Company's directors and nominees are incorporated herein by reference to the section of the Company's Proxy Statement for its 1997 Annual Meeting of Shareholders captioned "ELECTION OF DIRECTORS" and "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE."

ITEM 11.  EXECUTIVE COMPENSATION

     Information on compensation of the Company's executive officers and directors is incorporated herein by reference to the sections of the Company's Proxy Statement for its 1997 Annual Meeting of Shareholders captioned: "MEETINGS AND COMMITTEES," "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION," " COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION," "EXECUTIVE COMPENSATION," "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS," "EMPLOYMENT ARRANGEMENTS," "AGGREGATED YEAR-END OPTION VALUES," AND GRAPHICAL COMPARISONS OF COMMON STOCK TO MARKET INDICES."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The number of Common Shares of the Company beneficially owned by each five percent shareholder, director or current nominee for director, and by all directors and officers as a group as of April 14, 1997 is incorporated herein by reference to the sections of the Company's Proxy Statement for its 1997 Annual Meeting of Shareholders captioned "SECURITY OWNERSHIP BY CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" and "ELECTION OF DIRECTORS."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information concerning transactions with management, certain business relationships and indebtedness of management is incorporated herein by reference to the section of the Company's Proxy Statement for its 1997 Annual Meeting of Shareholders captioned "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULE, AND REPORTS ON FORM 8-K

     (a)(1) Financial Statements

     The following consolidated financial statements of BGS Systems, Inc. and subsidiaries are included in Item 8 and set forth on pages 12 through 26 of this Report.

          Report of Ernst & Young LLP, Independent Auditors

          Consolidated Balance Sheets -- January 31, 1997 and 1996

          Consolidated Statements of Income -- years ended January 31, 1997, 1996 and 1995

          Consolidated Statements of Stockholders' Equity -- years ended January 31, 1997, 1996 and 1995

          Consolidated Statements of Cash Flows -- years ended January 31, 1997, 1996 and 1995

          Notes to Consolidated Financial Statements (Including Supplementary
          Data)

     (a)(2) The following consolidated financial statement schedule is included in Item 14(d):

          Schedule II            Valuation Accounts           Page 27

          All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

     (a)(3) Listing of Exhibits

          Exhibits required by 14(a)(3) and 14(c) are shown in the "Exhibit Index" on page 28.

     (b) Reports on Form 8-K

          The Company did not file any reports on Form 8-K during the last quarter of the period covered by this Report.

     (c) Exhibits

          The exhibits as shown in the "Exhibit Index" are filed as part of this Report.

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

Date:  April 21, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:             /s/ HAROLD S. SCHWENK, JR.                Date:  April 21, 1997
      ----------------------------------------------
                  Harold S. Schwenk, Jr.
           Chairman of the Board, President and
                 Chief Executive Officer
              (Principal Executive Officer)

By:           /s/ C. RUSSEL HANSEN, JR. FOR               Date:  April 21, 1997
      ----------------------------------------------
                     Jeffrey P. Buzen
                         Director

By:           /s/ C. RUSSEL HANSEN, JR. FOR               Date:  April 21, 1997
      ----------------------------------------------
                      Paul R. Duncan
                         Director

By:           /s/ C. RUSSEL HANSEN, JR. FOR               Date:  April 21, 1997
      ----------------------------------------------
                    Judith N. Goldberg
                         Director

By:                /s/ NORMAND BILODEAU                   Date:  April 21, 1997
      ----------------------------------------------
                     Normand Bilodeau
                 Chief Financial Officer
       (Principal Financial and Accounting Officer)

                           ANNUAL REPORT ON FORM 10-K

                 ITEM 14(a)(1), (2) AND (3); 14(b), (c) AND (d)
                  FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS
                          YEAR ENDED JANUARY 31, 1997

                               BGS SYSTEMS, INC.
                             WALTHAM, MASSACHUSETTS

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
BGS Systems, Inc.

     We have audited the accompanying consolidated balance sheets of BGS Systems, Inc. and subsidiaries as of January 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended January 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BGS Systems, Inc. and subsidiaries at January 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                            /s/ ERNST & YOUNG LLP

Boston, Massachusetts
March 20, 1997

                       BGS SYSTEMS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                            JANUARY 31
                                                                    ---------------------------
                                                                       1997            1996
                                                                    -----------     -----------
                                            ASSETS
Current assets:
  Cash and cash equivalents.......................................  $ 9,995,787     $11,228,411
  Marketable securities...........................................    3,010,000       1,040,000
  Accounts receivable, less allowance $365,000 in 1997 and
     1996 for doubtful accounts...................................   14,471,847      14,162,823
  Prepaid expenses and other assets...............................    1,309,325         951,033
  Prepaid income taxes............................................      172,413
  Deferred income taxes...........................................      282,728         257,398
                                                                    -----------     -----------
          Total current assets....................................   29,242,100      27,639,665
Capitalized software..............................................    1,282,813         775,000
Property, plant and equipment, net................................   10,409,412       6,966,134
                                                                    -----------     -----------
          Total assets............................................  $40,934,325     $35,380,799
                                                                    ===========     ===========
                                          LIABILITIES
Current Liabilities:
  Accounts payable................................................  $ 1,562,500     $ 1,343,665
  Accrued expenses................................................    1,975,772       1,162,102
  Accrued compensation and employee benefits......................    1,758,230       2,197,567
  Deferred revenue................................................   16,402,902      15,082,034
  Income taxes payable............................................                      421,159
  Billings in excess of costs and estimated earnings
     on uncompleted contracts.....................................      486,960         213,110
                                                                    -----------     -----------
          Total current liabilities...............................   22,186,364      20,419,637
Deferred income taxes.............................................      505,582
Stockholders' equity:
  Common stock, $.10 par value -- authorized 10,000,000 shares;
     issued and outstanding 6,429,698 shares in 1997 and 1996.....      642,971         642,971
  Capital in excess of par value..................................   14,156,285      14,065,919
  Retained earnings...............................................    6,410,407       3,082,920
  Equity adjustment from foreign currency translation.............   (1,090,124)       (700,680)
                                                                    -----------     -----------
                                                                     20,119,539      17,091,130
  Less cost of 160,614 shares (182,240 shares in 1996) of
     common stock in treasury.....................................    1,877,160       2,129,968
          Total stockholders' equity..............................   18,242,379      14,961,162
                                                                    -----------     -----------
          Total liabilities and stockholders' equity..............  $40,934,325     $35,380,799
                                                                    ===========     ===========

                            See accompanying notes.

                       BGS SYSTEMS, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                   YEAR ENDED JANUARY 31
                                                          ---------------------------------------
                                                             1997          1996          1995
                                                          -----------   -----------   -----------
REVENUES
  License fees..........................................  $28,121,034   $21,975,611   $18,516,896
  Maintenance fees......................................   17,985,698    16,967,017    14,990,795
  Consulting, development contracts and other...........    2,471,194     2,112,904     1,872,842
                                                          -----------   -----------   -----------
                                                           48,577,926    41,055,532    35,380,533
COSTS AND EXPENSES
  Cost of software......................................    4,606,730     3,028,052     2,651,834
  Cost of maintenance and support.......................    8,777,179     6,471,298     5,426,111
  Cost of consulting, development contracts and other...      953,543       679,347       761,098
  Sales and marketing...................................   14,691,667    13,495,746    10,706,677
  General and administrative............................    3,816,998     3,987,697     3,364,635
  Research and development..............................    2,751,234     1,965,232     1,887,749
                                                          -----------   -----------   -----------
                                                           35,597,351    29,627,372    24,798,104
                                                          -----------   -----------   -----------
Operating income........................................   12,980,575    11,428,160    10,582,429
Investment income.......................................      568,999       932,174       812,277
Other income............................................      510,214
                                                          -----------   -----------   -----------
                                                            1,079,213       932,174       812,277
                                                          -----------   -----------   -----------
Income before income taxes..............................   14,059,788    12,360,334    11,394,706
Income taxes............................................    4,947,070     4,378,417     3,989,407
                                                          -----------   -----------   -----------
Net income..............................................  $ 9,112,718   $ 7,981,917   $ 7,405,299
                                                          ===========   ===========   ===========
Net income per share....................................  $      1.44   $      1.27   $      1.19
                                                          ===========   ===========   ===========

                            See accompanying notes.

                       BGS SYSTEMS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                  EQUITY
                                                                                ADJUSTMENT
                                                                                   FROM
                                COMMON STOCK       CAPITAL IN                     FOREIGN        TREASURY STOCK
                            --------------------    EXCESS OF     RETAINED       CURRENCY     ---------------------
                             SHARES      AMOUNT     PAR VALUE     EARNINGS      TRANSLATION    SHARES     AMOUNT         TOTAL
                            ---------   --------   -----------   -----------    -----------   -------   -----------   -----------
BALANCE AT JANUARY 31,
  1994....................  6,429,698   $642,971   $14,246,955   $ 1,513,173    $  (561,371)  166,528   $(2,057,716)  $13,784,012
Shares issued under
  employee stock purchase
  and stock option
  plans...................                            (148,601)                               (47,158)      551,277       402,676
Tax benefit related to
  exercise of stock
  options.................                              22,126                                                             22,126
Dividends declared ($1.10
  per share)..............                                        (6,808,834)                                          (6,808,834)
Net income................                                         7,405,299                                            7,405,299
Translation adjustment....                                                           49,464                                49,464
Purchase of common stock
  for treasury............                                                                    106,400    (1,132,200)   (1,132,200)
                            ---------   --------   -----------   -----------    -----------   -------   -----------   -----------
BALANCE AT JANUARY 31,
  1995....................  6,429,698    642,971    14,120,480     2,109,638       (511,907)  225,770    (2,638,639)   13,722,543
Shares issued under
  employee stock purchase
  and stock option
  plans...................                            (125,661)                               (43,530)      508,671       383,010
Tax benefit related to
  exercise of stock
  options.................                              71,100                                                             71,100
Dividends declared ($1.13
  per share)..............                                        (7,008,635)                                          (7,008,635)
Net income................                                         7,981,917                                            7,981,917
Translation adjustment....                                                         (188,773)                             (188,773)
                            ---------   --------   -----------   -----------    -----------   -------   -----------   -----------
BALANCE AT JANUARY 31,
  1996....................  6,429,698    642,971    14,065,919     3,082,920       (700,680)  182,240    (2,129,968)   14,961,162
Shares issued under
  employee stock purchase
  and stock option
  plans...................                              90,366                                (21,626)      252,808       343,174
Dividends declared ($0.93
  per share)..............                                        (5,785,231)                                          (5,785,231)
Net income................                                         9,112,718                                            9,112,718
Translation adjustment....                                                         (389,444)                             (389,444)
                            ---------   --------   -----------   -----------    -----------   -------   -----------   -----------
BALANCE AT JANUARY 31,
  1997....................  6,429,698   $642,971   $14,156,285   $ 6,410,407    $(1,090,124)  160,614   $(1,877,160)  $18,242,379
                            =========   ========   ===========   ===========    ===========   =======   ===========   ===========

                            See accompanying notes.

                       BGS SYSTEMS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   YEAR ENDED JANUARY 31
                                                          ---------------------------------------
                                                             1997          1996          1995
                                                          -----------   -----------   -----------
OPERATING ACTIVITIES
Net income............................................... $ 9,112,718   $ 7,981,917   $ 7,405,299
Adjustments to reconcile net income to net cash provided
  by operating activities:
     Depreciation and amortization.......................   1,075,014       959,606       787,436
     Amortization of capitalized software................     456,250       137,500
     Gain on sales of available-for-sale securities......     (11,909)      (18,117)      (33,179)
     Deferred income taxes...............................     480,252       (72,424)      (54,638)
     Changes in operating assets and liabilities:
       Accounts receivable...............................     (62,631)   (1,946,918)   (1,648,942)
       Costs and estimated earnings in excess of billings
          on uncompleted contracts.......................     273,850       548,750      (306,000)
       Other current assets..............................    (416,110)      (98,856)     (230,439)
       Accounts payable and accrued expenses.............     535,892     1,052,300       105,138
       Deferred revenue..................................   1,283,787     2,043,830     2,036,458
       Income taxes......................................    (618,456)      105,367       576,196
                                                          -----------   -----------   -----------
          Net cash provided by operating activities......  12,108,657    10,692,955     8,637,329

INVESTING ACTIVITIES
Purchases of available-for-sale securities...............  (4,555,000)   (3,060,000)   (9,305,000)
Proceeds from maturity of available-for-sale
  securities.............................................   1,875,000     3,905,000     4,075,000
Proceeds from sale of available-for-sale securities......     721,909     4,573,117     4,221,912
Additions to property, plant and equipment...............  (4,515,247)   (6,403,427)     (758,436)
Additions to capitalized software costs..................    (964,063)     (637,500)     (275,000)
                                                          -----------   -----------   -----------
          Net cash used by investing activities..........  (7,437,401)   (1,622,810)   (2,041,524)

FINANCING ACTIVITIES
Purchases of common stock for treasury...................                              (1,132,200)
Proceeds from issuance of common stock...................     343,174       383,010       402,676
Dividends paid...........................................  (5,785,231)   (7,008,635)   (6,808,834)
                                                          -----------   -----------   -----------
          Net cash used in financing activities..........  (5,442,057)   (6,625,625)   (7,538,358)

Effect of exchange rate changes on cash and cash
  equivalents............................................    (461,823)     (300,731)      217,750
                                                          -----------   -----------   -----------
          Net increase (decrease) in cash and cash
            equivalents..................................  (1,232,624)    2,143,789      (724,803)
          Cash and cash equivalents at beginning of
            year.........................................  11,228,411     9,084,622     9,809,425
                                                          -----------   -----------   -----------
          Cash and cash equivalents at end of year....... $ 9,995,787   $11,228,411   $ 9,084,622
                                                          ===========   ===========   ===========

                            See accompanying notes.

                       BGS SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 1997

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

REVENUE RECOGNITION

     License fees, which include fees from initial leases, are recognized as revenue as follows: The portion which relates to maintenance, enhancements and training of customer personnel for a one-year period is deferred and is recognized ratably over such period. The remaining portion is recognized at the time the computer tapes are shipped. Fees from maintenance and lease renewal contracts are recognized ratably over the contract periods.

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

                       BGS SYSTEMS, INC. AND SUBSIDIARIES

CASH EQUIVALENTS

     Cash equivalents consist of certificates of deposit, money market funds, and similar investments with maturities of three months or less at the date of acquisition. The cost of all cash and cash equivalents approximates fair market value due to the short maturity of the instruments.

MARKETABLE SECURITIES

     The Company accounts for marketable securities under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Statement 115 establishes the accounting and reporting requirements for all debt securities and for investments in equity securities that have readily determinable fair value. All affected investment securities must be classified as one of the following: held-to-maturity, available-for-sale or trading. Held-to-maturity securities are carried at amortized cost. Available-for-sale securities are carried at fair value, with unrealized holding gains and losses reported as a separate component of stockholders' equity. Trading securities are carried at fair value, with unrealized holding gains and losses reported in the income statement. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in investment income. Interest and dividends on securities classified as available-for-sale are included in investment income.

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

PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment is stated on the basis of cost. Depreciation is computed by use of the straight-line method over the following estimated useful lives:

        Building..........................................       39.5 years
        Furniture and fixtures............................    6 to 10 years
        Computer equipment and software...................     3 to 5 years

CAPITALIZED SOFTWARE

     Certain software development costs are capitalized when incurred. Capitalization of software development costs begins upon the establishment of technological feasibility. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, technological feasibility, anticipated future gross revenues, estimated economic life and changes in software and hardware technologies. The Company capitalized $964,063, $637,500 and $275,000 of software development costs during 1997, 1996 and 1995, respectively. Total amortization of capitalized software was $456,250 and $137,500 in 1997 and 1996. There was no amortization in 1995.

                       BGS SYSTEMS, INC. AND SUBSIDIARIES

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

INCOME TAXES

     The Company provides for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under Statement 109, the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

STOCK OPTIONS

     The Company grants stock options for a fixed number of shares to employees with an exercise price equal to or greater than the fair value of the shares at the date of grant. The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and related interpretations in accounting for its stock-based compensation plans because the alternative fair value accounting provided for under Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation" (FAS 123), requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, when the exercise price of options granted equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

NET INCOME PER SHARE OF COMMON STOCK

     Net income per share of Common Stock is based on the weighted average number of common shares and common equivalents outstanding during each year (6,343,975 shares in 1997, 6,264,090 shares in 1996, and 6,233,220 shares in
1995).

     Fully diluted earnings per share does not differ materially from primary earnings per share.

STOCK SPLIT

     On November 1, 1996 the Company declared a 2-for-1 stock split of its Common Stock. Weighted average shares outstanding and all stock option share and per share amounts included in the accompanying consolidated financial statements and notes are based on the increased numbers of shares giving retroactive effect to the stock split.

     Certain amounts in 1996 and 1995 with respect to par value of common stock and capital in excess of par have been reclassified to effect the stock split and permit comparison.

NEW ACCOUNTING STANDARD

     In fiscal year 1997, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of." The adoption of the new standard did not have a material impact on the consolidated financial position or results of operations of the Company.

                       BGS SYSTEMS, INC. AND SUBSIDIARIES

2.  MARKETABLE SECURITIES

     At January 31, 1997 and 1996 the Company's marketable securities consist of $3,010,000 and $1,040,000 of tax free municipal bonds classified as available-for-sale, respectively. Due to the nature of the securities, fair value approximates cost at January 31, 1997 and 1996, and accordingly, no unrealized gains or losses are reflected in stockholders' equity. Gross realized gains from sales of available-for-sale securities were $11,909 in 1997, $18,117 in 1996 and $33,179 in 1995. The cost of securities sold is based on the specific identification method. Based upon contractual maturities, all securities held at January 31, 1997 are scheduled to mature in fiscal year 1998.

3.  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consists of the following at January 31:

                                                               1997            1996
                                                            -----------     -----------
        Land..............................................  $ 2,258,360     $ 2,258,360
        Building..........................................    6,244,604       3,037,777
        Furniture and fixtures............................    1,311,118       1,607,098
        Computer equipment................................    5,700,204       6,488,993
                                                            -----------     -----------
                                                             15,514,286      13,392,228
        Less accumulated depreciation.....................    5,104,874       6,426,094
                                                            -----------     -----------
                                                            $10,409,412     $ 6,966,134
                                                            ===========     ===========

4.  EMPLOYEE BENEFITS

PROFIT-SHARING RETIREMENT PLAN

     The Company has a profit-sharing retirement plan covering all employees and officers who are at least 21 years of age and have completed at least one year of service with the Company. Contributions under the plan are discretionary and may not exceed 15% of the total compensation paid to all eligible participants each year. Contributions were $72,500, $50,000 and $50,000 in 1997, 1996 and 1995, respectively.

EMPLOYEE STOCK PURCHASE PLAN

     In 1996, the Company adopted the 1995 Employee Stock Purchase Plan (the
ESPP), as the 1990 Employee Stock Purchase Plan expired on June 30, 1995. Under the ESPP, an aggregate of 60,000 shares of Common Stock are reserved for purchase by qualified employees, at 85% of the appropriate market price. The ESPP has a term of two years with 15,000 shares being offered for purchase in semiannual offerings. The ESPP provides that qualified employees may authorize payroll deductions from 1% to 10% of their base pay to purchase shares at the lower of the market price in effect on the day the offering starts or the day the offering terminates. If more than 15,000 shares qualify to be purchased in an offering, employees receive shares on a pro rata basis. The Company issued the following shares under the ESPP: 11,514 shares and 10,112 shares at prices of $14.88 and $17.00, respectively, in fiscal year 1997; 19,390 shares and 10,140 shares at prices of $9.35 and $14.03, respectively, in fiscal year 1996; 13,574 shares and 17,584 shares at prices of $11.05 and $10.04, respectively, in fiscal year 1995.

1993 STOCK OPTION PLAN

     In 1994, the Company adopted the 1993 Stock Option Plan (the Plan). Under the Plan, 300,000 shares of the Company's Common Stock are available for grant to employees. Option prices and exercise periods are determined by the Board of Directors on the date of grant. All options granted under the Plan become

                       BGS SYSTEMS, INC. AND SUBSIDIARIES
exercisable in installments over a two-to-five year period commencing one year from the date of grant and expire ten years from the date of grant.

OUTSIDE DIRECTOR STOCK OPTION PLAN

     In 1994, the Company adopted the 1993 Outside Director Stock Option Plan (the Director's Plan). The Company has reserved 80,000 shares of Common Stock under the Director's Plan. The Director's Plan authorizes a one time automatic grant of options to acquire 20,000 shares of Common Stock as an initial award for being an outside Director. Additionally, the Director's Plan also authorizes the automatic grant to purchase 4,000 shares of Common Stock as an annual award to outside Directors. Options granted under the initial award are exercisable ratably over a five year period. Options granted under the annual award become exercisable on the date of the fifth annual meeting of stockholders following the date of grant. All options expire ten years from the date of grant and have an exercise price equal to 115% of the fair market value of the Company's Common Stock on the date of grant.

FAS 123 DISCLOSURES

     Pro forma information regarding net income is required by FAS 123, which also requires that the information be determined as if the Company had accounted for its employee stock options grants and shares issued pursuant to the ESPP under the fair value method of that Statement. The fair values for these options and shares issued pursuant to the ESPP were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

                                                            OPTIONS              ESPP
                                                        ---------------     ---------------
                                                        1997      1996      1997      1996
                                                        -----     -----     -----     -----
    Expected life (years).............................  5.5       7.0       0.5       0.5
    Interest rate.....................................  6.12%     5.97%     5.33%     5.47%
    Volatility........................................   .36       .32       .36       .30
    Dividend yield....................................  4.5%      4.5%      4.5%      4.5%

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

                                                                 1997           1996
                                                              ----------     ----------
        Pro forma net income................................  $8,960,395     $7,789,107
        Pro forma net income per share......................  $     1.40     $     1.25

     Because FAS 123 is applicable only to options granted and shares issued pursuant to the ESPP subsequent to January 31, 1995, its pro forma effect will not be fully reflected until fiscal year 1999.

                       BGS SYSTEMS, INC. AND SUBSIDIARIES

     Option activity under the Plans is summarized below:

                                                  1997                 1996                 1995
                                           ------------------   ------------------   ------------------
                                                     WEIGHTED             WEIGHTED             WEIGHTED
                                                     AVERAGE              AVERAGE              AVERAGE
                                                     EXERCISE             EXERCISE             EXERCISE
                                           SHARES     PRICE     SHARES     PRICE     SHARES     PRICE
                                           -------   --------   -------   --------   -------   --------
Outstanding at beginning of year.........  577,280    $15.60    503,280    $14.18    441,280    $14.18
Granted..................................   27,200    $23.22    118,000    $17.78     78,000    $16.11
Expired or canceled......................                       (30,000)   $16.11
Exercised................................                       (14,000)   $ 4.25    (16,000)   $ 4.76
                                           -------              -------              -------
Outstanding at end of year...............  604,480    $15.93    577,280    $15.60    503,280    $14.18
                                           =======              =======              =======
Exercisable at end of year...............  343,280    $13.24    263,280    $13.21    215,280    $10.70
                                           =======              =======              =======
Available for future grants..............  132,800              160,000              254,000
                                           =======              =======              =======
Weighted-average fair value of options
  granted during year....................             $ 6.10               $ 3.74

     The following table presents weighted-average price and fair value information about options granted equal to and greater than fair market value during fiscal year 1997:

                                                       NUMBER OF       WEIGHTED-        WEIGHTED-
                                                        OPTIONS         AVERAGE          AVERAGE
    EXERCISE PRICE ON DATE OF GRANT                     GRANTED      EXERCISE PRICE     FAIR VALUE
    -------------------------------                    ---------     --------------     ----------
    Equal to Fair Market Value.......................    19,200          $23.50           $23.50
    Above Fair Market Value..........................     8,000          $22.55           $20.50
                                                         ------
                                                         27,200
                                                         ======

     The following table presents weighted-average price and life information about significant option groups outstanding at January 31, 1997:

                                                     OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
                                          -----------------------------------------   -----------------------
                                                            WEIGHTED       WEIGHTED                  WEIGHTED
                                                            AVERAGE        AVERAGE                    AVERAGE
                                            NUMBER         REMAINING       EXERCISE     NUMBER       EXERCISE
  RANGE OF EXERCISE PRICES                OUTSTANDING   CONTRACTUAL LIFE    PRICE     EXERCISABLE      PRICE
  ------------------------                -----------   ----------------   --------   -----------    --------
  $ 2.94 -- $ 4.50......................     47,280           1 Year        $ 3.26       47,280       $ 3.26
  $13.80 -- $19.38......................    510,000          6 Years        $16.55      284,000       $16.02
  $20.13 -- $23.50......................     47,200          8 Years        $21.91       12,000       $20.13
                                            -------                                     -------
                                            604,480                                     343,280
                                            =======                                     =======

                       BGS SYSTEMS, INC. AND SUBSIDIARIES

5.  LEASES

     The Company leases office space under operating leases expiring in various years through 2001. Most of the leases include renewal options. Future minimum payments under non cancelable operating leases with initial or remaining terms of one year or more are as follows:

                                                                       OPERATING
                                                                         LEASES
                                                                       ----------
            1998.....................................................  $  614,998
            1999.....................................................     540,829
            2000.....................................................     427,849
            2001.....................................................     285,642
            2002.....................................................     194,705
                                                                       ----------
            Total minimum lease payments.............................  $2,064,023
                                                                       ==========

     Total rent expense amounted to $1,359,221 in 1997, $1,672,590 in 1996 and $1,558,353 in 1995.

     The Company subleases office space in its building to a tenant under a non-cancelable sublease which expires in fiscal year 2009. Payments received under the sublease approximate $125,000 per year and are included in other income. Aggregate future minimum rentals to be received under the sublease approximate $1,500,000.

6.  SUPPLEMENTARY INCOME STATEMENT INFORMATION

     Consulting, development contracts and other consists of the following:

                                                        1997           1996           1995
                                                     ----------     ----------     ----------
    Consulting fees................................  $1,441,090     $1,046,174     $1,093,419
    Software development contracts.................     500,000        500,000        566,867
    Other..........................................     530,104        566,730        212,556
                                                     ----------     ----------     ----------
                                                     $2,471,194     $2,112,904     $1,872,842
                                                     ==========     ==========     ==========

     Expenses incurred with regard to software development contracts were $169,888, $177,266, and $203,135 for 1997, 1996 and 1995, respectively.

7.  INCOME TAXES

     For financial reporting purposes, income before income taxes includes the following components:

                                                     1997            1996            1995
                                                  -----------     -----------     -----------
    Pretax income:
      Domestic..................................  $12,650,388     $11,368,217     $10,775,901
      Foreign...................................    1,409,400         992,117         618,805
                                                  -----------     -----------     -----------
                                                  $14,059,788     $12,360,334     $11,394,706
                                                  ===========     ===========     ===========

                       BGS SYSTEMS, INC. AND SUBSIDIARIES

     The provision for income taxes reflected in the statement of income consists of the following:

                                                        1997           1996           1995
                                                     ----------     ----------     ----------
    Currently payable:
      Federal......................................  $3,730,888     $3,342,801     $3,076,102
      State........................................     465,614        809,617        744,272
      Foreign......................................     270,316        298,423        223,671
                                                     ----------     ----------     ----------
                                                      4,466,818      4,450,841      4,044,045
    Deferred.......................................     480,252        (72,424)       (54,638)
                                                     ----------     ----------     ----------
                                                     $4,947,070     $4,378,417     $3,989,407
                                                     ==========     ==========     ==========

     A reconciliation of the federal statutory rate to the effective income tax rate follows:

                                                                     1997     1996     1995
                                                                     ----     ----     ----
    Federal statutory rate.........................................  35.0%    35.0%    34.0%
    State taxes, less federal benefit..............................   4.0      4.2      4.3
    Tax-exempt interest............................................  (0.7)    (1.4)    (1.4)
    Research and development credit................................  (2.4)    (1.4)    (2.1)
    Other..........................................................  (0.7)    (1.0)     0.2
                                                                     ----     ----     ----
    Effective tax rate.............................................  35.2%    35.4%    35.0%
                                                                     ====     ====     ====

     Significant components of the Company's deferred tax assets as of January 31 are as follows:

                                                                     1997          1996
                                                                   ---------     ---------
    Deferred tax assets:
      Net operating loss carry forwards..........................  $ 314,000     $ 479,686
      Allowance for doubtful accounts............................    120,207       120,207
      Vacation accrual...........................................    115,134        92,648
      Book over tax depreciation.................................     47,387        44,543
                                                                   ---------     ---------
                                                                     596,728       737,084
      Less: Valuation allowance for deferred tax assets..........   (314,000)     (479,686)
                                                                   ---------     ---------
                                                                     282,728       257,398
    Deferred Tax Liabilities:
      Capitalized software.......................................   (505,582)
                                                                   ---------     ---------
                                                                   $(222,854)    $ 257,398
                                                                   =========     =========

     At January 31, 1997, the Company's German subsidiary had net operating loss carry forwards of $628,000 for income tax purposes. For financial reporting purposes, a valuation allowance of $314,000 has been recognized to offset the deferred tax assets related to those carry forwards.

     The Company made income tax payments of $5,016,517, $4,111,689 and $3,356,683 in fiscal years 1997, 1996 and 1995, respectively.

                       BGS SYSTEMS, INC. AND SUBSIDIARIES

8.  BUSINESS SEGMENT AND FOREIGN OPERATIONS

                                                   UNITED                      OTHER
                                    DOMESTIC      KINGDOM       GERMAN     INTERNATIONAL
                                   OPERATIONS    OPERATIONS   OPERATIONS    OPERATIONS     ELIMINATION  CONSOLIDATED
                                   -----------   ----------   ----------   -------------   -----------  ------------
Year ended January 31, 1997:
  Revenues........................ $32,132,913   $9,471,768   $4,243,632    $ 2,729,613                 $48,577,926
  Transfers between geographic
    areas.........................   6,871,328                                             $6,871,328
                                   -----------   ----------   ----------     ----------    ----------   -----------
                                   $39,004,241   $9,471,768   $4,243,632    $ 2,729,613    $6,871,328   $48,577,926
                                   ===========   ==========   ==========     ==========    ==========   ===========
  Income from operations.......... $11,755,341   $  785,114   $  309,348    $   130,772                 $12,980,575
                                   ===========   ==========   ==========     ==========    ==========   ===========
  Assets.......................... $27,155,332   $8,332,535   $3,214,456    $ 2,232,002                 $40,934,325
                                   ===========   ==========   ==========     ==========    ==========   ===========
Year ended January 31, 1996:
  Revenues........................ $26,553,132   $8,107,290   $4,015,292    $ 2,379,818                 $41,055,532
  Transfers between geographic
    areas.........................   6,229,301                                             $6,229,301
                                   -----------   ----------   ----------     ----------    ----------   -----------
                                   $32,782,433   $8,107,290   $4,015,292    $ 2,379,818    $6,229,301   $41,055,532
                                   ===========   ==========   ==========     ==========    ==========   ===========
  Income from operations.......... $10,765,831   $  465,537   $   37,460    $   159,332                 $11,428,160
                                   ===========   ==========   ==========     ==========    ==========   ===========
  Assets.......................... $25,908,218   $4,881,019   $2,436,489    $ 2,155,073                 $35,380,799
                                   ===========   ==========   ==========     ==========    ==========   ===========
Year ended January 31, 1995:
  Revenues........................ $22,953,987   $7,467,369   $3,156,421    $ 1,802,756                 $35,380,533
  Transfers between geographic
    areas.........................   5,287,758                                             $5,287,758
                                   -----------   ----------   ----------     ----------    ----------   -----------
                                   $28,241,745   $7,467,369   $3,156,421    $ 1,802,756    $5,287,758   $35,380,533
                                   ===========   ==========   ==========     ==========    ==========   ===========
  Income (loss) from operations... $10,208,424   $  408,915   $  (28,932)   $    (5,979)                $10,582,428
                                   ===========   ==========   ==========     ==========    ==========   ===========
  Assets.......................... $21,397,863   $6,171,723   $1,708,233    $ 1,814,992                 $31,092,811
                                   ===========   ==========   ==========     ==========    ==========   ===========

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

9.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                           FIRST          SECOND           THIRD          FOURTH
                                          QUARTER         QUARTER         QUARTER         QUARTER
                                        -----------     -----------     -----------     -----------
1997:
  Net revenues........................  $10,489,042     $11,317,892     $12,039,623     $14,731,369
  Gross profit........................  $ 7,326,810     $ 7,713,109     $ 8,242,088     $10,958,467
  Net income..........................  $ 2,101,630     $ 2,174,117     $ 2,214,754     $ 2,622,217
  Net income per share................  $       .33     $       .34     $       .35     $       .41
1996:
  Net revenues........................  $ 8,920,982     $ 9,707,384     $ 9,993,521     $12,433,645
  Gross profit........................  $ 6,676,829     $ 7,017,305     $ 7,328,956     $ 9,853,745
  Net income..........................  $ 1,872,683     $ 1,896,622     $ 1,949,547     $ 2,263,065
  Net income per share................  $       .30     $       .30     $       .31     $       .36

     Gross profit is the result of total revenues less costs of software, maintenance and support, and consulting, development contracts and other.

                                  SCHEDULE II

                               VALUATION ACCOUNTS

                       BGS SYSTEMS, INC. AND SUBSIDIARIES
              FOR THE YEARS ENDED JANUARY 31, 1997, 1996 AND 1995

                 COL. A                     COL. B            COL. C              COL. D        COL. E
             --------------               ----------  -----------------------  -------------  ----------
                                                             ADDITIONS
                                                      -----------------------
                                                                     (2)
                                                         (1)      CHARGED TO
                                          BALANCE AT  CHARGED TO    OTHER                     BALANCE AT
                                           BEGINNING  COSTS AND   ACCOUNTS --  DEDUCTIONS --     END
DESCRIPTION                                OF PERIOD   EXPENSES    DESCRIBE      DESCRIBE     OF PERIOD
-----------                               ----------  ---------   -----------  -------------  ----------
Year ended January 31, 1997:
  Allowance for doubtful accounts........  $365,000       0            0             0         $365,000
Year ended January 31, 1996:
  Allowance for doubtful accounts........  $365,000       0            0             0         $365,000
Year ended January 31, 1995:
  Allowance for doubtful accounts........  $365,000       0            0             0         $365,000

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

21      Subsidiaries of the Registrant at January 31, 1997 (filed herewith).

23      Consent of Ernst & Young LLP, Independent Auditors (filed herewith).

24      Powers of Attorney. (Incorporated by reference to Exhibit 24 to Registrant's Form
        10-K for the year ended January 31, 1995).

27      Financial Data Schedule

---------------
* Compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of this Form 10-K.