Form 10-Q
period 1997-04-30
BGS SYSTEMS INC
filed 1997-06-10
CIK 718976

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549



[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended April 30, 1997

                                    OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

                       Commission File No. 0-12192


                             BGS SYSTEMS, INC.

         (Exact name of registrant as specified in its charter)


Massachusetts                                             04-2559993
(State of Incorporation)                              (I.R.S. Employer
                                                      Identification No.)

          One First Avenue, Waltham, Massachusetts  02254-9111
                  (Address of principal executive offices)

Registrant's telephone number, including area code:  (617) 891-0000

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

Common stock, $.10 par value

Shares outstanding @ April 30, 1997.................................6,429,698







                             BGS Systems, Inc.

                             Table of Contents


Part I  Financial Information:                                   Page No.

        Item 1 - Financial Statements:

                 Balance Sheets                                      3

                 Statements of Income                                4

                 Statements of Cash Flows                            5

                 Notes to Financial Statements                       6

        Item 2 - Management's Discussion and Analysis
                 of Financial Condition and Results
                 of Operations                                      7-8


Part II Other Information:

        Item 3 - Exhibits and Reports on Form 8-K                   9

                 Signatures                                        10







                       Part I Financial Information
Item 1. Financial Statements
                             BGS SYSTEMS, INC.
                        CONSOLIDATED BALANCE SHEETS
                                (Unaudited)
                                               April 30,         January 31,
                                                  1997              1997
                                              -----------------------------
ASSETS
Current Assets:
  Cash and cash equivalents                  $ 8,642,201         $ 9,995,787
  Marketable securities                        3,235,000           3,010,000
  Accounts receivable, less allowances of
    $365,000 at April 30, 1997 and January
    31, 1997 for doubtful accounts            12,907,157          14,471,847
  Prepaid expenses and other assets            1,782,294           1,309,325
  Prepaid income taxes                           331,630             172,413
  Deferred income taxes                          282,728             282,728
                                            ------------        ------------
Total current assets                          27,181,010          29,242,100
                                            ------------        ------------
Capitalized software                           1,387,813           1,282,813

Equipment:
  Land                                         2,258,360           2,258,360
  Building                                     6,196,800           6,244,604
  Furniture and fixtures                       1,363,484           1,311,118
  Computer equipment                           6,090,556           5,700,204
                                            ------------        ------------
                                              15,909,200          15,514,286
  Less accumulated depreciation                5,389,613           5,104,874
                                            ------------        ------------
                                              10,519,587          10,409,412
                                            ------------        ------------
Total Assets                                 $39,088,410         $40,934,325
                                            ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                           $ 2,847,715         $ 1,562,500
  Accrued expenses                             1,146,170           1,975,772
  Accrued compensation and employee benefits     782,618           1,758,230
  Deferred revenue                            15,057,744          16,402,902
  Billings in excess of costs and earnings on
    uncompleted contracts                        186,960             486,960
  Dividends payable                                -                   -
                                            ------------       -------------
Total current liabilities                     20,021,207          22,186,364
                                            ------------       -------------
Deferred income taxes                           505,582              505,582

Stockholders' equity:
  Common stock, $.10 par value-authorized
    10,000,000 shares; issued and outstanding
    6,429,698 shares                             642,971             642,971
  Capital in excess of par value              14,156,285          14,156,285
  Retained earnings                            6,744,309           6,410,407
  Equity adjustment from foreign currency
    translation                               (1,104,784)         (1,090,124)
                                            ------------        ------------

                                              20,438,781          20,119,539
  Less cost of 160,614 shares
    of common stock in treasury                1,877,160           1,877,160
                                            ------------       -------------
Total stockholders' equity                    18,561,621          18,242,379
                                            ------------        ------------
Total liabilities and stockholders' equity   $39,088,410         $40,934,325
                                            ============        ============

See Accompanying Notes to Financial Statements





                             BGS SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)

                                                  Three Months Ended
                                                       April 30,
                                                  1997           1996
                                           --------------------------------
REVENUES:

  License fees                              $ 6,129,513         $ 5,281,048
  Maintenance fees                            4,731,932           4,457,879
  Other                                         752,895             750,115
                                            ------------        ------------
                                             11,614,340          10,489,042
                                            ------------        ------------
COSTS AND EXPENSES:

  Cost of software                            1,093,726           1,029,879
  Cost of maintenance and support             2,135,044           1,926,238
  Cost of consulting, development contracts
    and other                                   231,869             206,115
  Sales and marketing                         2,935,969           3,135,191
  General and administrative                    912,797             813,859
  Research and development                    1,106,017             411,046
                                            ------------        ------------
                                              8,415,422           7,522,328
                                            ------------        ------------

OPERATING INCOME                              3,198,918           2,966,714

Investment income:
  Interest income, net                          128,080             143,035
  Other income                                   (6,252)             64,113
                                            ------------        ------------
                                                121,828             207,148
                                            ------------        ------------

INCOME BEFORE TAXES                           3,320,746           3,173,862

  Income taxes                                1,106,117           1,072,232
                                            ------------        -----------
NET INCOME                                  $ 2,214,629         $ 2,101,630
                                            ============        ============

Net income per share                        $       .34         $       .33
                                            ============        ============

Weighted average number of shares
  outstanding                                 6,439,316           6,289,906
                                            ============        ============


Net income per share: The computations of income per share are based on the weighted average number of shares of Common Stock outstanding during the periods, including the dilutive effect of stock options.

See Accompanying Notes to Financial Statements



                             BGS SYSTEMS, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                          April 30,
                                                     1997          1996
                                               ----------------------------
OPERATING ACTIVITIES:
  Net income                                  $ 2,214,629     $ 2,101,630
  Adjustment to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization               298,492         249,609
      Amortization of capitalized software        200,195         114,062
      Gain on sales of
        available-for-sale securities                (248)           -
      Changes in operating assets and
      liabilities:
        Accounts receivable                     1,545,285       4,883,236
        Billings in excess of costs & estimated
          earnings on uncompleted contracts      (300,000)       (213,111)
       Other current assets                      (637,926)       (207,607)
       Accounts payable and accrued expenses     (467,518)     (1,390,970)
       Deferred revenue                        (1,309,771)       (212,287)
       Federal and state income taxes              (7,695)        259,536
       Foreign currency transaction                  -             12,870
                                               ------------     ----------
Net cash provided by operating activities       1,535,443       5,596,368
                                               ------------     ----------

INVESTING ACTIVITIES:
Purchases of available-for-sale securities       (475,000)       (690,000)
Proceeds from sale of available-for-sale
  securities                                      250,248            -
Additions to capitalized software costs          (305,195)       (142,188)
Additions to property, plant & equipment         (412,282)       (309,943)
                                              ------------     -----------
Net cash used in investing activities            (942,229)     (1,142,131)
                                              ------------     -----------

FINANCING ACTIVITIES:
Dividends paid                                 (1,880,725)       (780,932)
                                              ------------     ----------
Net cash used in financing activities          (1,880,725)       (780,932)
                                              ------------     -----------
Effect of exchange rate changes on cash and
  cash equivalents                                (66,075)        (10,093)
                                              ------------     ----------
Net increase (decrease) in cash and cash
  equivalents                                  (1,353,586)      3,663,212

Cash and cash equivalents at beginning of
  fiscal year                                   9,995,787      11,228,411
                                              ------------     ----------
Cash and cash equivalents at end of period    $ 8,642,201     $14,891,623
                                              ============    ===========


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


     Reference is made to the registrant's Form 10-K Annual Report, filed with the Securities and Exchange Commission on April 25, 1997, which incorporates the financial statements and notes thereto, including a summary of significant accounting policies, for the fiscal years ended January 31, 1997 and January 31, 1996.


     The results for the interim periods are not necessarily indicative of the results for the entire year.






FORM 10-Q                                    PAGE 7
     Part 1-Item 2

     BGS SYSTEMS, INC.
     MANAGEMENT'S DISCUSSION AND ANALYSIS
     OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Material Changes in Results of Operations

Operating revenues increased 11% to $11,614,000.   Revenue from license fees
for the first quarter grew 16% to $6,130,000 from $5,281,000 last year.
Sales of the Company's products for distributed systems increased over 41% over last year's first quarter and now account for 65% of the Company's
revenue from license fees.   The Company's domestic operations showed
continued strength with license fee growth of 36% over the prior year's first quarter license fee revenue. The Company's European operations posted very weak results, as our international operations had a decrease in license
fee revenue  of   37% from last year's first quarter.  The Company had several large orders in the forecast for the first quarter that are now forecasted for the second quarter at the earliest. The Company continues to express caution and concern that forecasting the closing and frequency of large orders, that have recently helped to increase its revenue growth, is at best difficult and may continue to result in uneven quarterly license fee comparisons.

Maintenance fees for the first quarter increased 6% to $4,732,000.
Maintenance fees from the Company's products for distributed systems grew 93%. As anticipated, maintenance fee revenue from the Company's older product
lines, such as Crystal and SNA Network,   continued to decline.  The Company's
domestic maintenance renewal rate has continued to improve through the first quarter.

Other revenue for the first quarter of fiscal year 1998 was essentially the same as the comparable period of fiscal year 1997. The mix of revenue between consulting and third party development contracts changed, as a decline in consulting revenue was offset by a temporary increase in third party development work.



FORM 10-Q                                                   PAGE 8




Aggregate costs and expenses for the three month period increased 12% to $8,415,000 from $7,522,000 during the comparable period last year. Sales and marketing expenses declined as a result of the reduction of marketing activity relating to the Company's introduction of new products over the last several years. As the Company identifies new market opportunities, and if or when the Company's international operations resume their growth plan, these costs will resume a normal growth trend. The cost of software increased $64,000 or 6% over the prior year's first quarter. Software cost capitalized during the quarter amounted to $300,000 versus $140,000 during the first quarter of last year. Amortization of software costs for the first quarter of this year was $200,000 versus $114,000 for the comparable period last year.

The cost of maintenance and support increased 11% or $209,000 primarily as a result of supporting a broader product base. These costs should continue to increase as the Company releases new products to the marketplace. General and administrative costs increased 12% to $913,000 as the Company expands its infrastructure to provide a foundation for growth. Growth in these expenses should moderate in the future. Research and development costs increased $695,000 or 169% and reflects the Company's costs of new research and
development projects and enhancements  to existing products.   While the
Company will try to lower the rate of increase of research and development costs, from this level, in the future, the costs to develop new products, with new technology, in the current tight labor market is escalating at a furious pace.

Interest income declined 10% to $128,000 in the first quarter of fiscal year 1998, compared to $143,000 earned a year earlier primarily as a result of a lower amount of cash invested. Other expense was $6,000 versus income of $64,000 last year. Other income last year was primarily nonrecurring rental income received from a tenant that was occupying a portion of the Company's new headquarters.


Net income grew 5% while earnings per share grew only 3% over last year's first quarter because of the higher number of shares used in the computation of the current year's earnings per share. The effective tax rate for both year's was approximately 33%.


Material Changes in Financial Condition/Liquidity


Cash and marketable securities decreased $1,129,000 primarily as a result of the collections of fiscal year 1997 fourth quarter sales and current period net income being offset by the payment of the regular quarterly $.30 per share dividend, the payment of the prior year's accrued bonuses and the payment of estimated taxes. The decrease in accounts receivable from January 31 is primarily due to the collection of outstanding accounts and the lower sales levels in the first quarter of the year versus the normal increased sales activity during the prior year's fourth quarter. Deferred revenue declined from the normal higher year end levels as prebilled maintenance began to be recognized in the first quarter of the current fiscal year.

The Company's cash resources are considered sufficient to finance the Company's growth in the foreseeable future.

The Company declared and paid one regular quarterly $.30 per share dividend during the quarter.













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









                             INDEX TO EXHIBITS

Exhibits                                          Page Number 9

11 Statement regarding Computation
   of per share earnings

27 Financial Data Schedule

99 Lease between BGS Systems Gmbh and berendes/Dr. Venator Bbr






                             BGS SYSTEMS, INC.



SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       BGS Systems, Inc.
                                       One First Avenue
                                       Waltham, Massachusetts  02254-9111



Date:  June 10, 1997                By: /S/ HAROLD S. SCHWENK, JR.
                                        Harold S. Schwenk, Jr.
                                        President and Chief Executive Officer





Date:  June 10, 1997                By: /S/ NORMAND BILODEAU
                                        Normand Bilodeau
                                        Chief Financial Officer