Form 10-Q
period 1997-07-31
BGS SYSTEMS INC
filed 1997-09-12
CIK 718976

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549



[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended July 31, 1997

                                    OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

                       Commission File No. 0-12192


                             BGS SYSTEMS, INC.

         (Exact name of registrant as specified in its charter)


Massachusetts                                             04-2559993
(State of Incorporation)                              (I.R.S. Employer
                                                      Identification No.)

           One First Avenue Waltham, Massachusetts  02254-9111

                  (Address of principal executive offices)

Registrant's telephone number, including area code:  (617) 891-0000

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

Common stock, $.10 par value

Shares outstanding @ July 31, 1997.................................6,429,698

















                            BGS Systems, Inc.

                             Table of Contents


Part I  Financial Information:                                   Page No.

        Item 1 - Financial Statements:

                 Balance Sheets                                      3

                 Statements of Income                                4

                 Statements of Cash Flows                            5

                 Notes to Financial Statements                       6

        Item 2 - Management's Discussion and Analysis
                 of Financial Condition and Results
                 of Operations                                      7-9


Part II Other Information:


        Item 4 - Submission of Matters to a vote of                 10

                 Security Holders

       Item 6 - Exhibits and Reports on Form 8-K                    11

                 Signatures
































                                                                3
                       Part I Financial Information
Item 1. Financial Statements
                             BGS SYSTEMS, INC.
                        CONSOLIDATED BALANCE SHEETS
                                (Unaudited)
                                                  July 31,    January 31,
                                                    1997          1997
                                               ---------------------------
ASSETS
Current Assets:
  Cash and cash equivalents                  $ 7,705,976         $ 9,995,787
  Marketable securities                        2,660,000           3,010,000
  Accounts receivable, less allowances of
    $365,000 at July 31, 1997 and January
    31, 1997 for doubtful accounts            13,889,881          14,471,847
  Prepaid expenses and other assets            1,682,266           1,309,325
  Prepaid income taxes                              -                172,413
  Deferred income taxes                          282,728             282,728
                                              ----------          ----------
Total current assets                          26,220,851          29,242,100
                                             -----------          ----------
Capitalized software                           1,482,813           1,282,813

Equipment:
  Land                                         2,258,360           2,258,360
  Building                                     6,254,442           6,244,604
  Furniture and fixtures                       1,460,755           1,311,118
  Computer equipment                           6,354,859           5,700,204
                                             -----------         -----------
                                              16,328,416          15,514,286
  Less accumulated depreciation                5,681,738           5,104,874
                                             -----------         -----------
                                              10,646,678          10,409,412
                                             -----------         -----------
Total Assets                                 $38,350,342         $40,934,325
                                             ===========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                           $ 2,316,739         $ 1,562,500
  Accrued expenses                               496,172           1,975,772
  Accrued compensation and employee benefits     932,465           1,758,230
  Deferred revenue                            14,307,505          16,402,902
  Federal and state income taxes payable         422,985                -
  Billings in excess of costs and earnings on
    uncompleted contracts                         41,960             486,960
                                             -----------         -----------
   Total current liabilities                  18,517,826          22,186,364
                                             -----------         -----------

Deferred income taxes                            505,582             505,582

Stockholders' equity:
  Common stock, $.10 par value-authorized
    10,000,000 shares; issued and outstanding
    6,429,698 shares                             642,971             642,971
  Capital in excess of par value              14,231,671          14,156,285
  Retained earnings                            7,196,977           6,410,407
  Equity adjustment from foreign currency
    translation                               (1,131,801)         (1,090,124)
                                             -----------         -----------
                                              20,939,818          20,119,539
  Less cost of 138,002 shares (160,614 shares
  in 1997) of common stock in treasury         1,612,884           1,877,160
                                             -----------         -----------
Total stockholders' equity                    19,326,934          18,242,379
                                             -----------         -----------
Total liabilities and stockholders' equity   $38,350,342         $40,934,325
                                             ===========         ===========

                                                                   4
FORM 10-Q


                              BGS SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)

                              Three Months Ended           Six Months Ended
                                  July 31,                     July 31,

                               1997        1996           1997           1996
REVENUES:

  License fees         $  7,134,564 $   6,272,251  $  13,264,077 $  11,553,299
  Maintenance fees        4,889,078     4,424,534      9,621,010     8,882,413
  Other                     645,372       621,107      1,398,267     1,371,222
                       ------------  ------------   ------------  ------------
                         12,669,014    11,317,892     24,283,354    21,806,934
                       ------------  ------------   ------------  ------------

COSTS AND EXPENSES:

  Costs of software              1,173,738  1,095,161   2,267,464   2,125,040
  Costs of maintenance & support 2,122,847  2,156,716   4,263,772   4,082,954
  Costs of consulting, develop-
    ment contracts and other       383,738    352,906     615,607     559,021
  Sales and marketing            3,110,831  3,406,551   6,046,800   6,541,742
  General and administrative     1,039,957    960,840   1,952,754   1,774,699
  Research and development       1,370,043    373,606   2,476,060     784,652
                              ------------  ---------- ----------- ----------
                                 9,201,154   8,345,780 17,622,457  15,868,108
                              ------------  ---------- ----------- ----------

OPERATING INCOME                 3,467,860   2,972,112  6,660,897   5,938,826

Investment income:
  Interest income, net             122,330     140,966    250,410     284,001
  Other(expense), income           (53,464)    173,139    (53,835)    237,252
                               -----------  ----------- ----------  ---------
                                    68,866     314,105    196,575     521,253
                               -----------  ----------- ----------  ---------

INCOME BEFORE TAXES              3,536,726   3,286,217  6,857,472   6,460,079

  Income taxes                   1,199,613   1,112,100  2,305,730   2,184,332
                                ----------  ----------- ----------  ----------

NET INCOME                    $  2,337,113  $2,174,117 $4,551,742  $4,275,747
                              ============  =========== ==========  ==========

Net income per share          $        .36  $      .34 $      .71  $      .68
                              ============  =========== ========== ===========

Weighted average number of
  shares outstanding             6,445,327   6,326,448  6,442,321   6,308,178
                                ==========  ==========  =========   =========


Net income per share: The computations of income per share are based on the weighted average number of shares of Common Stock outstanding during the periods, including the dilutive effect of stock options.










                                                                   5
FORM 10-Q


                              BGS SYSTEMS, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                            July 31,
                                                       1997         1996
                                               -----------------------------
OPERATING ACTIVITIES:
  Net income                                  $ 4,551,742        $ 4,275,747
  Adjustment to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization               603,659            503,885
      Amortization of capitalized software        400,390            228,125
      Gain on sales of
       available-for-sale securities                 (248)              -
      Changes in operating assets and
      liabilities:
        Accounts receivable                       638,036          3,560,503
        Billings in excess of costs & estimated
         earnings on uncompleted contracts       (445,000)          (213,111)
       Other current assets                      (213,861)          (329,324)
        Accounts payable and accrued expenses  (1,536,703)        (1,777,883)
        Deferred revenue                       (2,054,126)        (1,237,551)
        Federal and state income taxes            418,780            150,588
        Foreign currency transaction                 -                 8,511
                                               ------------      ------------
Net cash provided by operating activities       2,362,669          5,169,490
                                               ------------      ------------
INVESTING ACTIVITIES:
Purchases of available-for-sale securities     (1,085,000)          (660,000)
Proceeds from maturity of available-for-sale
  securities                                    1,185,000               -
Proceeds from sale of available-for-sale
  securities                                      250,248               -
Additions to capitalized software costs          (600,390)          (284,375)
Additions to property, plant & equipment         (860,276)          (686,241)
                                               -----------       ------------
Net cash used in investing activities          (1,110,418)        (1,630,616)
                                               ------------      ------------
FINANCING ACTIVITIES:
Purchases of common stock for treasury               -                36,672
Proceeds from issuance of common stock            339,662            134,599
Dividends paid                                 (3,765,170)        (2,342,797)
                                              ------------       ------------
Net cash used in financing activities          (3,425,508)        (2,171,526)
                                              ------------       ------------

Effect of exchange rate changes on cash and
  cash equivalents                               (116,554)           105,895
Net increase (decrease) in cash and cash       -----------       ------------
  equivalents                                  (2,289,811)         1,473,243
Cash and cash equivalents at beginning of
  fiscal year                                   9,995,787         11,228,411
                                              -----------       ------------
Cash and cash equivalents at end of period    $ 7,705,976        $12,701,654
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


     Reference is made to the registrant's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 25, 1997, which incorporates the financial statements and notes thereto, including a summary of significant accounting policies, for the fiscal years ended January 31, 1997 and January 31, 1996.


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










































                                                                  7
FORM 10-Q

                                Part 1-Item 2


                              BGS SYSTEMS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Material Changes in Results of Operations

Operating revenues for the second quarter of fiscal year 1998 grew 12% to $12,669,000. For the first six months of fiscal year 1998 operating revenues increased 11% to $24,283,000. The Company's domestic operations continued to perform well and posted a 36% growth in license fee revenue over both last year's second quarter and six-month results. These gains were offset by a substantial decline in license fee revenue from the Company's German operations and to a lesser extent, a decline in license fee revenue from the Company's French operations. The Company has begun to replace certain members of the German operation's sales team in an effort to reverse the current sales trend. The Company's operations in France appear to be transitioning from selling exclusively mainframe products to selling a mix including the Company's newer distributed systems offerings.

License fee revenue from the Company's newer offerings, for distributed systems, grew 28% in the second quarter and 35% in the six-month period and now account for approximately 60% of the Company's license fee revenue.
Sales of the Company's Datacenter and mainframe Visualizer products showed some weakness as the sales force focused more effort on the Company's newer product offerings. Additionally, this was the second consecutive quarter that the Company's results were tempered because it did not have an exceptionally large value license fee sale. The Company has noted in the past that the timing, dollar value and frequency of these sales could produce uneven growth in revenues and profits.

Maintenance fee revenue increased 8% for the six-month period and 10% for the second quarter. Maintenance renewals of the Company's older product lines such as VM, SNA and Crystal continue to decline at an accelerated rate and will soon account for less than 10% of total maintenance revenue. Other revenue, including consulting services, and third party development contracts for both periods was substantially even with the levels of the comparable periods last year.

Aggregate costs and expenses for the second quarter grew by 10% and were approximately 11% greater than the six-month period last year. Sales and marketing expenses were below both periods of the prior fiscal year as the Company reduced its product introduction marketing efforts relating to the Company's newer distributed systems products. Selling and marketing expenses should be more comparable with levels of last year in the third and fourth quarters of this fiscal year with increased trade show and marketing activity.

The cost of software for both periods increased 7% over the comparable periods of last year and reflects both the increased cost of qualified labor in the current tight labor market and the continuation of the increased investment in equipment required for the Company to develop and enhance products for distributed systems. The Company expects the costs of qualified software engineers to continue to escalate and increase its cost to develop software


                                                                      8
FORM 10-Q


products. The cost of maintenance and support has remained at a level of approximately $2,100,000 for the past two quarters. The Company expects that these costs will gradually increase as new products are released that will require technical support people with different skill sets. Margins for both license fee revenue and maintenance revenue improved as the revenue increased at a faster pace than expenses. The Company capitalized $600,000 and $295,000 of software development costs and amortized $400,000 and $200,000 during the first six months and the second quarter of fiscal year 1998, respectively. Research and development costs continued to escalate as development of a new product required the use of outside consultants to supplement the Company's existing labor force.

The growth in general and administrative expenses was primarily due to normal inflation and some additional infrastructure costs related to the Company's new headquarters and is expected to continue to grow slowly for the near term. The cost of consulting and other revenue increased as a result of the temporary acquisition of additional resources for providing the revenue related services.

Interest income declined for both periods as both the amount of funds available for investment and interest rates were below the prior years levels. Other expense was primarily intercompany currency transaction losses.
The Company does not enter into any forward exchange contracts.

Net income grew approximately 6% over last year's first six months and 7% over last year's second quarter. The effective tax rate was approximately 34% for both years.

Material Changes in Financial Condition/Liquidity

Cash and marketable securities decreased $2,640,000 principally as a result of the payment of fiscal year 1997 incentives in the first quarter of the current fiscal year and the payment of two quarterly dividends. The decrease in accounts receivable from January 31 is primarily due to the collection of outstanding accounts and the lower sales levels in the first and second quarters of the current fiscal year versus the normal increased sales activity during the fourth quarter.

The Company's cash resources are considered sufficient to finance the Company's growth in the foreseeable future.

Accounts payable and accrued expenses declined primarily as a result of a lower level of spending in the second quarter as compared to the fourth quarter and earlier payment of vendor invoices at the end of the second quarter. Accrued compensation declined as a result of the payment of year-end bonuses in the first quarter of the current fiscal year. Deferred revenue declined as revenue from maintenance contracts pre-billed last year was partially recognized during the first two quarters of the current fiscal year.



                                                                    9

FORM 10-Q

Trends and Uncertainties

Through documents detailing product direction and also contractually with a number of our customers, the Company has committed to have all of its products year 2000 compliant by the end of April 1998. As of this point in time, the Company's mainframe and Visualizer products are not year 2000 compliant.
While the Company does expect to have all of its products year 2000 compliant by the aforementioned date, if it were to be delayed, the Company could face significant financial penalties.


The Company continues to struggle with underperforming segments of its international operations. In the latter part of fiscal year 1997, the Company's international operations appeared to have reversed the trend of disappointing quarterly results with its German operations posting acceptable revenue gains for the period. In order for the Company to again attain acceptable levels of revenue growth, it is necessary for our international operations to regain the momentum of the second half of last fiscal year.

As we have experienced in the first six months of the current fiscal year, the frequency or lack of large software purchases by the Company's customers continues to impact the performance of one or more of the Company's operating units each quarter. This continues to be of concern because of the increased potential for unevenness in the total revenue and profitability of the Company for the foreseeable future.



















                                                                         10

FORM 10-Q



                              BGS SYSTEMS, INC.



    Part II. OTHER INFORMATION

    ITEM 4.  Submission of Matters to a Vote of Security Holders

(a), (c) At the Annual Meeting of Stockholders held on June 10, 1997, the stockholders of the Company voted to fix the number of directors at four and elected Judith N. Goldberg to serve as the Class II director for a term of three years. The other directors whose terms continued after the meeting are Jeffrey P. Buzen and Paul R. Duncan (Class III directors whose terms expire at the Annual Meeting of Stockholders in 1999) and Harold S. Schwenk, Jr.
(Class I director whose term expires at the Annual Meeting of Stockholders in 1998). A total of 5,556,422 shares were voted in favor of the election of Judith N. Goldberg, with 212,067 votes withheld.

In addition, the stockholders of the Company approved the adoption of the 1997 Employee Stock Purchase Plan (the "Employee Stock Purchase Plan") as described in the Company's Proxy Statement dated June 10, 1997, and filed with the Commission on May 1, 1997 (the "Proxy Statement"). A complete description of the Employee Stock Purchase Plan is set forth on Exhibit A to the Proxy Statement which is incorporated herein by reference. A total of 4,102,611 shares voted for the proposal with 264,400 shares against, 1,240,165 abstentions and 161,313 broker non-votes.

The stockholders of the Company also approved the adoption of an amendment to the Company's 1993 Stock Option Plan (the "Stock Option Plan") as described in the Proxy Statement. A complete description of the Stock Option Plan is set forth on Exhibit B to the Proxy Statement which is incorporated herein by reference. A total of 4,821,116 shares voted for the proposal with 476,062 shares against, 309,998 abstentions and 161,313 broker non-votes.

Furthermore, the stockholders of the Company approved the adoption of an amendment to the Company's 1993 Outside Director Stock Option Plan
(the "Outside Director Stock Option Plan") as described in the Proxy Statement. A complete description of the Outside Director Stock Option Plan is set forth on Exhibit C to the Proxy Statement which is incorporated herein by reference. A total of 4,673,223 shares voted for the proposal with 619,430 against, 314,523 abstentions and 161,313 broker non-votes.
























                                                                           11
FORM 10-Q



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

















































                                                                          12
FORM 10-Q

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



                                       BGS Systems, Inc.
                                       One First Avenue
                                       Waltham, Massachusetts  02254



Date: September 12, 1997               By: /S/ HAROLD S. SCHWENK, JR.
                                       Harold S. Schwenk, Jr.
                                       President and Chief Executive Officer





Date: September 12, 1997               By: /S/ NORMAND BILODEAU
                                       Normand Bilodeau
                                       Chief Financial Officer