Form 10-Q
period 1997-10-31
BGS SYSTEMS INC
filed 1997-12-12
CIK 718976

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549



[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended October 31, 1997

                                     OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

                        Commission File No. 0-12192


                             BGS SYSTEMS, INC.

           (Exact name of registrant as specified in its charter)


Massachusetts                                             04-2559993
(State of Incorporation)                              (I.R.S. Employer
                                                      Identification No.)

            One First Avenue, Waltham, Massachusetts  02254-9111
                    (Address of principal executive offices)

Registrant's telephone number, including area code:  (781) 891-0000

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

Common stock, $.10 par value

Shares outstanding @ October 31, 1997...............................6,429,698










                             BGS Systems, Inc.

                             Table of Contents


Part I  Financial Information:                                   Page No.
        Item 1 - Financial Statements:

                 Balance Sheets                                      3

                 Statements of Income                                4

                 Statements of Cash Flows                            5

                 Notes to Financial Statements                       6

        Item 2 - Management's Discussion and Analysis
                 of Financial Condition and Results
                 of Operations                                      7-9


Part II Other Information:


        Item 6 - Exhibits and Reports on Form 8-K                   10

                 Signatures                                         13






                                                                  3
                      Part I Financial Information
Item 1. Financial Statements
                             BGS SYSTEMS, INC.
                        CONSOLIDATED BALANCE SHEETS
                                (Unaudited)
                                             October 31,   January 31,
                                                 1997          1997
                                             ---------------------------
ASSETS
Current Assets:
  Cash and cash equivalents                   $ 11,308,078      $ 9,995,787
  Marketable securities                          2,780,000        3,010,000
  Accounts receivable, less allowances of
    $365,000 at October 31, 1997 and January
    31, 1997 for doubtful accounts              15,353,386        14,471,847
  Prepaid expenses and other assets              1,806,824         1,309,325
  Prepaid income taxes                                -              172,413
  Deferred income taxes                            282,728           282,728
                                               -----------        ----------
Total current assets                            31,531,016        29,242,100
                                               -----------        ----------
Capitalized software                             1,671,563         1,282,813

Equipment:
  Land                                           2,258,360         2,258,360
  Building                                       6,290,284         6,244,604
  Furniture and fixtures                         1,499,288         1,311,118
  Computer equipment                             6,530,700         5,700,204
                                                ----------        ----------
                                                16,578,632        15,514,286
 Less accumulated depreciation                   6,019,019         5,104,874
                                               -----------       -----------
                                                10,559,613        10,409,412
                                               -----------       -----------
Total Assets                                   $43,762,192       $40,934,325
                                               ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                            $   406,871        $ 1,562,500
  Accrued expenses                              1,292,676          1,975,772
  Accrued compensation and employee benefits    2,433,160          1,758,230
  Deferred revenue                             17,035,103         16,402,902
  Federal and state income taxes payable          865,094               -
  Billings in excess of costs and earnings on
    uncompleted contracts                            -               486,960
                                              -----------        -----------
Total current liabilities                      22,032,904         22,186,364
                                               ----------        -----------
Deferred income taxes                             505,582            505,582

Stockholders' equity:
  Common stock, $.10 par value-authorized
    10,000,000 shares; issued and outstanding
    6,429,698 shares                              642,971             642,971
  Capital in excess of par value               14,366,904          14,156,285
  Retained earnings                             8,126,011           6,410,407
  Equity adjustment from foreign currency
    translation                                  (590,078)         (1,090,124)
                                               ----------          ----------
                                               22,545,808          20,119,539
  Less cost of 113,122 shares (160,614 shares
  in 1997) of common stock in treasury          1,322,102           1,877,160
                                               ----------         ----------
Total stockholders' equity                     21,223,706          18,242,379
                                               ----------          ----------
Total liabilities and stockholders' equity    $43,762,192         $40,934,325
                                              ===========         ===========


FORM 10-Q
                                                                      4

                                    BGS SYSTEMS, INC.
                             CONSOLIDATED STATEMENTS OF INCOME
                                      (Unaudited)

                            Three Months Ended           Nine Months Ended
                              October 31,                   October 31,
                              1997        1996           1997          1996
REVENUES:
  License fees           $10,687,522   $ 6,813,400    $23,951,599   $18,366,699
  Maintenance fees         4,594,637     4,484,157     14,215,647    13,366,570
  Other                      742,545       742,066      2,140,812     2,113,288
                        ------------  ------------   ------------  ------------
                          16,024,704    12,039,623     40,308,058    33,846,557
                        ------------  ------------   ------------  ------------

COSTS AND EXPENSES:

  Costs of software              1,416,865    723,461   3,684,329   2,848,501
  Costs of maintenance & support 2,308,849  2,801,587   6,572,621   6,884,540
  Costs of consulting, develop-
    ment contracts and other       467,704    272,487   1,083,311     831,508
  Sales and marketing            4,611,881  3,444,488  10,658,681   9,986,230
  General and administrative     1,163,361    918,277   3,116,115   2,692,976
  Research and development       1,406,136    746,358   3,882,196   1,531,010
                                ----------  ---------  ---------- ------------
                                11,374,796  8,906,658  28,997,25   24,774,765
                               ---------- ----------  ----------  ------------

OPERATING INCOME                4,649,908   3,132,965  11,310,805   9,071,792

Investment income:
  Interest income, net             87,277     127,117     337,687     411,119
  Other (expense),income         (355,193)    181,268    (409,028)    418,520
                                  ---------  ---------   ---------  ---------
                                 (267,916)    308,385     (71,341)    829,639
                                 --------   ---------   ---------    --------
INCOME BEFORE TAXES              4,381,992  3,441,350   11,239,464   9,901,431

  Income taxes                   1,557,985  1,226,596    3,863,715   3,410,928
                                ----------  ---------   ----------   ---------

NET INCOME                    $ 2,824,007 $ 2,214,754  $ 7,375,749 $ 6,490,503
                               ==========  ==========   ==========  ===========

Net income per share        $       .44   $       .35  $     1.14  $      1.03
                             ==========    ==========   ===========  ==========

Weighted average number of
  shares outstanding          6,456,402    6,361,442     6,447,015    6,325,932
                             ==========   ==========    ==========    ==========

Net income per share: The computations of income per share are based on the weighted average number of shares of Common Stock outstanding during the periods, including the dilutive effect of stock options.

                                                                     5
FORM 10-Q


                          BGS SYSTEMS, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)

                                                     October 31,
                                                   1997          1996
                                                ----------------------------
OPERATING ACTIVITIES:
  Net income                                 $ 7,375,749         $ 6,490,503
  Adjustment to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization              915,385             777,365
      Amortization of capitalized software       600,585             342,187
      Gain on sales of
      available-for-sale securities                 (248)               -
      Changes in operating assets and
      liabilities:
        Accounts receivable                      (563,215)          4,112,721
        Billings in excess of costs & estimated
          earnings on uncompleted contracts      (486,960)           (213,111)
        Other current assets                     (416,522)           (565,425)
        Accounts payable and accrued expenses    (824,205)         (1,856,836)
        Deferred revenue                          644,010          (2,235,976)
        Federal and state income taxes            866,776            (979,965)
        Foreign currency transaction                 -                122,868
                                               ------------      ------------
Net cash provided by operating activities       8,111,355           5,994,331
                                               ------------      ------------
INVESTING ACTIVITIES:
Purchases of available-for-sale securities     (2,290,000)         (1,180,000)
Proceeds from maturity of available-for-sale
  securities                                    2,270,000                -
Proceeds from sale of available-for-sale
  securities                                      250,248                -
Additions to capitalized software costs          (900,585)           (482,813)
Additions to equipment                         (1,057,822)         (1,480,476)
                                              ------------       ------------
Net cash used in investing activities          (1,728,159)         (3,143,289)
                                              ------------       ------------
FINANCING ACTIVITIES:
Purchases of common stock for treasury               -                 36,672
Proceeds from issuance of common stock            765,677             134,599
Dividends paid                                 (5,660,143)         (3,907,540)
                                             ------------        ------------
Net cash used in financing activities          (4,894,466)         (3,736,269)
                                              ------------       ------------

Effect of exchange rate changes on cash and
  cash equivalents                               (176,439)            146,281
Net increase (decrease) in cash and cash
  equivalents                                   1,312,291            (738,946)
Cash and cash equivalents at beginning of
  fiscal year                                   9,995,787           11,228,411
                                             ------------         ------------
Cash and cash equivalents at end of period    $11,308,078          $10,489,465
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


     Reference is made to the registrant's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 26, 1997, which incorporates the financial statements and notes thereto, including a summary of significant accounting policies, for the fiscal years ended
January 31, 1997 and January 31, 1996.


     The results for the interim periods are not necessarily indicative of the results for the entire year.

                                                                          7
FORM 10K


                               Part 1-Item 2

                             BGS SYSTEMS, INC.
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Material Changes in Results of Operations

Operating revenues for the first nine months and the third quarter of fiscal year1998 were 19% and 33% above the levels of the comparable periods of the prior fiscal year. The Company's products for distributed systems continued their growth trend and pushed license fee growth to 57% for the third quarter and 30% for the nine-month period. License fee revenue from these products accounted for 68% of the total license fee revenue for the nine month period and 72% of the total license fee revenue for the third quarter. Sales of the Company's Datacenter products continued to show weakness in both the third quarter and the nine-month period. The Company's international operations rebounded in the third quarter based solely upon the strength of the Company's UK operations. The balance of the Company's international operations continued to post license fee revenue at levels below the comparable periods last year. Growth in license fee revenue would have been approximately 1% higher in both periods had it not been for the adverse effects of the strengthening dollar. The Company's domestic and UK operations were both helped by the receipt of large orders that will be recognized over the next several years. The unpredictable nature of the frequency and size of these orders continues to be of concern because of the increased potential for unevenness in the total revenue of the Company, as has been the case over the last several quarters.

Maintenance fee revenue grew approximately 6% in the nine month period and 2% in
the third quarter over the comparable periods of the prior year.   The Company's
overall maintenance renewal rate is below the levels of the prior fiscal year. In particular, the maintenance revenue from our more mature products continued to decline as the Company's customers transition to newer technology. Growth in maintenance fee revenue at exchange rates comparable to the prior year's would have been 8% for the nine month period and 5% for the third quarter.

Other revenue for both the nine-month period and the third quarter was essentially even with the levels of the comparable periods of the prior fiscal year. While customers continue to require additional installation and other consulting services, a lack of consulting resources has placed a strain on the Company's ability to produce growth in this area. The level of third party development contract revenue continues at a minimum maintenance level and is not expected to vary significantly in the foreseeable future.

Aggregate costs and expenses for the third quarter and the nine-month period increased 28% and 17% over the comparable periods of the prior year. Sales and marketing expenses were higher for both periods primarily as a result of the increased levels of software sales. General and administrative expenses increased primarily as the result of normal salary increases and an increase in professional fees. During the quarter, the Company's internal counsel left to pursue other opportunities and the Company has been undergoing the transition to the usage of external counsel.

                                                                       8
FORM 10-K


The cost of software increased substantially in both periods. The combination of a shortage of qualified software engineers and an expanding amount of development work continues to be the driving force behind this. A continuation of this shortage of qualified software engineers will continue to increase the Company's product development cost and may result in delays in the release of new products. The cost of maintenance and support declined in both periods from the comparable levels of the prior fiscal year. These costs were higher than normal in the third quarter of last year due to the release of new products and enhancements to existing products. For the current quarter, these costs were more in line with the current quarterly run rate after accounting
for normal inflationary increases.   The cost of the consulting, development
contracts and other revenue increased primarily as a result of the increased use of outside contractors to complete a portion of the consulting work.

The Gross margin for software the nine-month period was 85% for both fiscal years. The 31% growth in license fee revenue for the nine month period funded the Company's continued additional investment in the development and enhancement of an increasing breadth of products and product iterations. A continuation of this investment and an elevation of the cost to employ qualified software engineers will put pressure on the Company's margin throughout the next fiscal year. Gross margins for maintenance improved for both the third quarter and the nine month period principally as a result of the lack of the aforementioned one time costs in the third quarter of fiscal year 1997. The gross margin for consulting and other revenue declined primarily as a result of the increased use
of outside consultants to carry out consulting assignments.   During the third
quarter, the Company reduced the use of outside consultants to assist on research and development projects. For the nine month period the Company has capitalized $900,000 of software development costs and amortized $600,000.
While the investment in new products will continue to increase as the Company continues its expansion into the distributed systems market, the growth in this area should moderate over the next few quarters.

Investment income declined from both periods last year as the level of marketable securities was lower due to the purchase and renovation of the Company's new headquarters and the payment of a higher quarterly dividend than in the past. Other expense was primarily a result of exchange losses on long term intercompany debt that was reclassified to currently payable. The Company does not enter into any forward exchange contracts.

Net income grew approximately 14% for the nine month period and 28% for the third quarter, while earnings per share grew 11% for the nine-month period and 26% for the third quarter. The effective tax rate was approximately 34% for both year's.


Material Changes in Financial Condition/Liquidity


Cash and marketable securities increased $1,082,000 as current year earnings were offset by an increase in the payment and rate of the quarterly dividends and the purchase of new computer equipment. The increase in accounts receivable over the balance at January 31 is primarily due to the increased level of revenue produced in the third quarter. Accounts payable and accrued expenses both declined as a result of the decline in outstanding amounts due relating to both the renovation of the Company's headquarters and amounts due to outside consultants. Deferred revenue increased as a result of the receipt of several orders for which revenue will be recognized over the next several fiscal years.

                                                                    9
FORM 10-K

The Company's cash resources are considered sufficient to finance the Company's growth in the foreseeable future.


Trends and Uncertainties


As noted in our filing of Form 10Q for the period ended July 31, 1997, the Company has committed to have all of its products year 2000 compliant by the end of April 1998. This has been done through documents detailing product direction and also is included in a number of our contracts with customers. As of this point in time, the Company's mainframe and Visualizer products are
not year 2000 compliant.   While the Company does expect to have all of its
products year 2000 compliant by the aforementioned date, if it were to be delayed, the Company could face financial penalties.

                                                               10
FORM 10-Q



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

                                                                 11
FORM 10-Q

                      INDEX TO EXHIBITS

Exhibits                                        Page Number

11 Statement regarding Computation
   of per share earnings                          Page 12

27 Financial Data Schedule                        Page 14

                                                                      13
FORM 10-Q


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



Date: December 12, 1997                 By: /S/ HAROLD S. SCHWENK, JR.
                                        Harold S. Schwenk, Jr.
                                        President and Chief Executive Officer





Date: December 12, 1997                 By: /S/ NORMAND BILODEAU
                                        Normand Bilodeau
                                        Chief Financial Officer